Form 10-Q
period 2011-04-03
Colt Defense LLC; Colt Finance Corp.
filed 2011-05-16
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended April 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the transition period from                   to
Registration number 333-171547

Colt Defense LLC
Colt Finance Corp.
(Exact name of Registrant as specified in its charter)

Delaware	32-0031950
Delaware	27-1237687
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

547 New Park Avenue, West Hartford, CT	06110
(Address of principal executive offices)	(Zip Code)
(860) 232-4489
(Registrant’s telephone number, including area code)
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  Yes ☑   No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of May 10, 2011 was none.

COLT DEFENSE LLC
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1. –FINANCIAL STATEMENTS
Colt Defense LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands of dollars)
(Unaudited)

ASSETS	April 3, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$49,880	$61,444
Restricted cash	671	671
Accounts receivable, net	34,162	15,218
Inventories	37,226	31,641
Other current assets	2,133	2,514

Total current assets	124,072	111,488

Property and equipment, net	21,903	21,741
Goodwill	15,309	14,950
Intangible assets with finite lives, net	7,480	7,484
Deferred financing costs	9,089	9,452
Other assets	2,192	2,277

Total assets	$180,045	$167,392

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations – current portion	$1,254	$1,229
Accounts payable	13,614	9,180
Accrued expenses	9,456	7,075
Pension and retirement obligations - current portion	2,243	2,243
Accrued interest	8,434	2,862
Customer advances and deferred income	10,537	9,185
Accrued distributions to members	12,889	15,606

Total current liabilities	58,427	47,380

Long-term debt, less current portion	246,925	246,838
Capital lease obligations	825	1,148
Pension and retirement liabilities	11,644	11,911
Other long-term liabilities	1,741	1,742

Total long-term liabilities	261,135	261,639

Total liabilities	319,562	309,019

Commitments and Contingencies (Note 11)
Deficit:
Accumulated deficit	(134,229)	(135,187)
Accumulated other comprehensive loss	(5,288)	(6,440)

Total Colt Defense LLC members’ deficit	(139,517)	(141,627)
Non-controlling interest	-	-

Total deficit	(139,517)	(141,627)

Total liabilities and deficit	$180,045	$167,392

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries
Consolidated Statements of Operations
(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	April 3, 2011	April 4, 2010

Net sales	$48,497	$56,339
Cost of sales	35,425	39,805

Gross profit	13,072	16,534
Selling and commissions	3,296	2,686
General and administrative	4,204	3,555
Amortization of purchased intangibles	136	136

Operating income	5,436	10,157

Interest expense	6,085	6,413
Other (income) expense, net	(29)	597

	6,056	7,010

(Loss) income from continuing operations before provision for foreign income taxes	(620)	3,147
Provision for foreign income taxes	1,139	453

(Loss) income from continuing operations	(1,759)	2,694

Discontinued operations:
Loss from discontinued operations	-	(287)

Net (loss) income	(1,759)	2,407

Less: Net loss from discontinued operations attributable to non-controlling interest	-	(23)

Net (loss) income attributed to Colt Defense LLC members	$(1,759)	$2,430

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries
Consolidated Statements of Changes in Cash Flows
(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Operating Activities
Net (loss) income	$(1,759)	$2,407
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Loss from discontinued operations	-	287
Depreciation and amortization	1,370	1,056
Amortization of financing fees	363	540
Deferred foreign income taxes	(43)	(41)
Amortization of debt discount	87	79
Amortization of deferred income	(47)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(18,620)	347
Inventories	(5,262)	(5,152)
Prepaid expenses and other assets	404	500
Accounts payable and accrued expenses	12,225	2,067
Accrued pension and retirement liabilities	(171)	(122)
Other	1,143	1,412

Net cash (used in) provided by operating activities:
Continuing operations	(10,310)	3,333
Discontinued operations	(28)	(244)

Net cash (used in) provided by operating activities	(10,338)	3,089

Investing Activities
Purchases of property and equipment	(1,215)	(1,453)
Change in restricted cash	-	1

Net cash used in investing activities	(1,215)	(1,452)

Financing Activities
Capital lease obligation payments	(298)	(287)

Net cash used in financing activities:
Continuing operations	(298)	(287)
Discontinued operations	-	(5)

Net cash used in financing activities	(298)	(292)

Effect of exchange rates on cash	287	69

Change in cash and cash equivalents	(11,564)	1,414
Cash and cash equivalents, beginning of period	61,444	72,705

Cash and cash equivalents, end of period	$49,880	$74,119

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$63	$216
Foreign income taxes	572	1,716
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(in thousands of dollars)
Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp. (the “Company”, “Colt”, ”we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three months ended April 3, 2011 and April 4, 2010 have been included. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Registration Statement on Form S-4, as amended, for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. The consolidated balance sheet dated December 31, 2010 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2011.
Recent Accounting Pronouncements
Milestone Method of Revenue Recognition - In April 2010, the FASB issued authoritative guidance which allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The adoption of this guidance had no impact on our consolidated financial statements.
Improving Disclosures about Fair Value Measurements - In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements was effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements was effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. The adoption of this guidance had no impact on our consolidated financial statements.
Revenue Arrangements with Multiple Deliverables—In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates i) the residual method of revenue allocation and ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This revised accounting standard was effective for us beginning January 1, 2011 via prospective transition. Early adoption and retrospective transition are permitted. The adoption of this guidance had no impact on our consolidated financial statements.
Goodwill
The net carrying amount of goodwill may change from period to period as a result of fluctuations in exchange rates at our Canadian operation.
2010 revisions
During the first quarter of 2011, we identified a $3.3 million understatement of goodwill related to our acquisition of Colt Canada and corresponding understatement of deferred tax liabilities. These understatements are attributable to the initial application of purchase accounting in 2005. We corrected this immaterial error through revision of our historical financial statements. As a result, our previously reported December 31, 2010 goodwill and deferred tax liabilities increased from $11,622 to $14,950 and $248 to $1,644, respectively.

Additionally, net income for the first quarter of 2010 increased from $2,368 to $2,407 due to a reduction in our tax provision and accumulated deficit as of December 31, 2010 decreased from $(136,911) to $(135,187) to include the historical net income impact of the revision. Based on an analysis of qualitative and quantitative factors, this error was deemed immaterial to all periods previously reported.
Note 2 – Discontinued Operations
On December 1, 2010, we closed a non-core business located in Delhi, Louisiana, Colt Rapid Mat, which was engaged in the manufacture and sale of runway repair systems. Accordingly, Colt Rapid Mat is presented as a discontinued operation in the consolidated financial statements. There was no buyer for this business and no significant proceeds as most assets were either disposed of or absorbed into other parts of the business. In addition, there were no significant costs nor on-going commitments associated with the closure.
The following table summarizes the components of the discontinued operations for Colt Rapid Mat:

Three Months Ended
April 4, 2010
Net sales	-
Loss from discontinued operations	($287)
Additionally, included in the loss from discontinued operations in the Consolidated Statements of Operations is net loss attributed to non-controlling interest of $23 for the three months ended April 4, 2010.
Note 3 – Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $121 and $216 at April 3, 2011 and December 31, 2010, respectively.
Note 4 – Inventories
Inventories consist of:

	April 3, 2011	December 31, 2010
Materials	$22,403	$19,338
Work in process	11,234	10,257
Finished products	3,589	2,046

	$37,226	$31,641

Note 5 -- Notes Payable and Long-term Debt
On November 10, 2009, Colt Defense LLC (Parent), our parent company, and Colt Finance Corp, a 100%-owned finance subsidiary of Parent, jointly and severally co-issued $250,000 of unsecured senior notes (“the senior notes”). Proceeds from the offering of the senior notes were used to repay the outstanding balances of our then outstanding senior secured credit facility and senior subordinated notes ($189,281), settle outstanding interest rate swap agreements ($5,395), pay a prepayment premium on our senior subordinated notes ($581), pay bank legal costs associated with the prepayment ($9) and pay financing costs ($12,848). The balance of the proceeds was available for general corporate purposes.
Concurrently with the issuance of the senior notes, we entered into a senior secured credit facility, consisting of a $50,000 revolving credit line (the “revolver”). On November 1, 2010, the revolver was amended to provide for a $10,000 letter of credit facility only.
Senior Notes
The $250,000 senior notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the senior notes at a discount of $3,522 from their principal value. This discount will be amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity. However, in the event of a change in control of our company, we are required to offer to purchase the senior notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest.
The senior notes are not guaranteed by any of our subsidiaries and do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The senior notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. Under certain circumstances, we are required to make an offer to purchase our senior notes offered hereby at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain asset dispositions. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions, unless certain conditions are met, including that (1) no default under the indenture shall have occurred and be continuing, (2) we shall be permitted by the indenture to incur additional indebtedness and (3) the amount of distributions to our unit holders may not exceed a certain amount based on, among other things, our consolidated net income. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. Additionally, the senior notes contain certain cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20,000 or more.
The outstanding loan balances at April 3, 2011 and December 31, 2010 were as follows:

	April 3, 2011	April 4, 2010
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(3,075)	(3,162)

	246,925	246,838

Less: current portion	-	-

	$246,925	$246,838

	Three Months Ended
	April 3, 2011	April 4, 2010
Effective interest rate	9.0%	9.1%
Amortization of discount	$87	$79
Amortization of deferred financing costs	$363	$458
Revolver (Senior Secured Credit Facility)
From November 10, 2009 through October 31, 2010, the Company was party to a $50,000 revolver. On November 1, 2010, the revolver was amended to provide for a $10,000 letter of credit facility only. The letter of credit facility exists for the sole purpose of supporting our letter of credit requirements. Loans under the letter of credit facility bear interest at our option at a rate equal to LIBOR plus 3.75% or an alternate base rate plus 2.75% (with the base rate defined as the higher of (a) the prime rate or (b) the Federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 1.00%). The letter of credit facility matures January 31, 2014. Obligations under this facility are secured by substantially all of our assets.
We are subject to a non-financial condition covenant limiting our maximum capital expenditures made in the ordinary course of business in any year to $10,000, with provisions to carryover up to $5,000 of the unused amounts to the succeeding year. We were in compliance with this non-financial condition covenant as of and through April 3, 2011.
As of April 3, 2011, there were $632 standby letters of credit outstanding against the $10,000 letter of credit facility.
Note 6 – Warranty Costs
We generally warrant our military products for a period of one year and record the estimated costs of such product warranties at the time the sale is recorded. For direct foreign sales, posting a warranty bond for periods ranging from one to five years is occasionally required. Our estimated warranty costs are based upon actual past experience, our current production environment as well as specific and identifiable warranty activity. The warranty reserve is included in current accrued expenses in the Consolidated Balance Sheets.

A summary of warranty reserve activity follows:

	2011	2010
Balance, as of January 1,	$ 116	$ 93
Net provision charged to operations	14	13
Payments	(1)	(2)

Balance, at end of period	$129	$104

Note 7 – Income Taxes
As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. Our Canadian operation files separate income tax returns in Canada. Any year in which U.S. taxable income is allocated to the members, and to the extent the Board of Directors determines that sufficient funds are available; distributions to members equal to 45% of the highest taxable income allocated to any one unit shall be made.
The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended
	April 3, 2011	April 4, 2010
Current	$1,182	$494
Deferred	(43)	(41)

Total	$1,139	$453

Note 8 – Colt Defense LLC Deficit
Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of April 3, 2011 and December 31, 2010 were 132,174. No preferred units have been issued.
In February 2010, our board declared a special distribution to members up to a maximum amount of $15,606. During the first quarter of 2011, the final liability was determined to be $12,889. The change in the liability was recognized in accumulated deficit. This payment was made during the second quarter of 2011.
Note 9 – Pension, Savings and Postretirement Benefits
We have two noncontributory, domestic defined benefit pension plans (the “Plans”) that cover substantially all eligible salaried and hourly U.S. employees.
We also provide certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in our consolidated financial statements during the employees’ active working career.
Effective January 1, 2009, we froze the pension benefits under the salaried defined benefit plans. Accordingly, participants retain the pension benefits already accrued, however no additional benefits will accrue after the effective date of the freeze.
The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
Service cost	$72	$119
Interest cost	271	279
Expected return on assets	(387)	(351)
Amortization of unrecognized prior service costs	42	42
Amortization of unrecognized loss	123	88

Net periodic cost	$121	$177

The components of cost recognized in our Consolidated Statements of Operations for our post-retirement health plan are as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
Service cost	$64	$72
Interest cost	167	168
Amortization of unrecognized prior service costs	(71)	(91)
Amortization of unrecognized loss	2	-

Net periodic cost	$162	$149

In connection with the renewal of our collective bargaining agreement in 2007, effective April 1, 2007, we capped our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2010, the cost per month was $212 (not in thousands) per employee. For the quarter ended April 3, 2011, the cost per month was $208 (not in thousands) per employee.
Note 10- Transactions with Related Parties
We have a financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management. Under the terms of the agreement, we also reimburse the affiliate for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the expenses are recorded within general and administrative expenses.
We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,287 at April 3, 2011 and $1,311 at December 31, 2010.
Effective July 1, 2007, we entered into a service agreement with Colt’s Manufacturing, an affiliate entity, which provides for remuneration for certain factory accounting, data processing and management services provided by us to Colt’s Manufacturing. Since January 1, 2009, the annual fee has been $430.
We also lease our West Hartford facility from an affiliate and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC (“Security”), a wholly owned subsidiary of E-Plan Holding, provides security guard services to us.
Note 11 - Commitments and Contingencies
A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	April 3, 2011	December 31, 2010
Standby letters of credit secured by restricted cash	$ 654	$654
Standby letters of credit secured by Revolver	632	632
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	804	804
At April 3, 2011 and December 31, 2010, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,130 and $950, respectively.
We also had certain Industrial Cooperation Agreements, which stipulate terms of cooperation for commitment of offsetting business over five to six years for the foreign governments that are party to the related sales contracts. We generally settle our offset purchase commitment under Industrial Cooperation Agreements through on-going business and/or cooperating with other contractors on their spending during the related period. Additionally, we identify future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, we accrue the estimated cost to settle the offset purchase commitment.
Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At April 3, 2011 and December 31, 2010, our remaining gross offset purchase commitments totaled $37,975 and $25,807, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment. We have accrued $519 and $412 as of April 3, 2011 and December 31, 2010, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.
During 2007, we entered into a contract with one of our vendors to purchase all of our requirements for the U.S. Army for a specific accessory from this vendor at specified pricing. In consideration for entering into this agreement, we received a non-refundable payment of $750 from the vendor. This payment has been recorded as deferred income and is being amortized to income ratably through the expiration of the commitment in June 2011.
We are involved in various legal claims and disputes in the ordinary course of our business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Note 12 –Segment Information
Our small arms weapons systems segment represents our core business, as substantially all of our operations are conducted through this segment. Our small arms weapons systems segment consists of two operating segments which have similar economic characteristics and have been aggregated into the Company’s only reportable segment. The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally.
Management uses Adjusted EBITDA from continuing operations to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA from continuing operations of the small arms weapons systems segment.
The following table represents a reconciliation of adjusted EBITDA from continuing operations to net (loss) income from continuing operations:

Statement of Operations Data:	April 3, 2011	April 4, 2010
Adjusted EBITDA from continuing operations	$ 6,939	$11,321
Provision for foreign income taxes	(1,139)	(453)
Depreciation and amortization (i)	(1,370)	(1,056)
Interest expense, net	(6,085)	(6,413)
Sciens fees and expenses (ii)	(133)	(108)
Other income (expense), net (iii)	29	(597)

Net (loss) income from continuing operations	$ (1,759)	$2,694

(i)	Includes depreciation and amortization of intangible assets.

(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management.

(iii)
Includes expenses incurred in connection with prior refinancing activities, transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses, service income from an affiliate and other less significant charges not related to on-going operations.

Geographical Information
Geographic external revenues are attributed to the geographic regions based on the customer’s location of origin. Our reported net sales in the United States include revenues that arise from sales to the U.S. Government under its Foreign Military Sales program, which involve product that is resold by the U.S. Government to foreign governments and that we generally ship directly to the foreign government.

The table below presents net sales for specific geographic regions:

	Three Months Ended
	April 3, 2011	April 4, 2010
United States	$20,694	$37,429
Canada	6,323	6,663
Asia	7,930	3,389
Europe	11,993	6,938
All other	1,557	1,920

	$48,497	$56,339

Long-lived assets are net fixed assets attributed to specific geographic regions:

	April 3, 2011	December 31, 2010
United States	$18,345	$18,538
Canada	3,558	3,203

	$21,903	$21,741

Major Customer Information
Sales to the U.S. government represented 36% and 61% of net sales for the three months ended April 3, 2011 and April 4, 2010, respectively. For the quarter ended April 3, 2011, direct foreign sales to customer A and customer B accounted for 17% and 15% of net sales, respectively. Direct foreign sales to customers A and C each accounted for 12% of net sales for the quarter ended April 4, 2010.
Note 13 - Concentration of risk
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable. Accounts receivable due from our most significant customers were:

	April 3, 2011	December 31, 2010
United States Government	$8,938	$1,838
Government of Netherlands	6,597	4,211
Government of Canada	2,870	1,082
Government of Denmark	2,610	4,745
Government of Thailand	7,040	-
Note 14 – Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $246,925 and $246,838 at April 3, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $197,540 and $182,660 at April 3, 2011 and December 31, 2010, respectively, was based on quoted market prices.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value fall into the following hierarchy:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3: Unobservable inputs for the asset or liability.

As of April 3, 2011 and December 31, 2010, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended April 3, 2011.
Note 15 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2009	$322	$(7,606)	$1,137	$(6,147)
Pension liability	42	88	-	130
Change in post-retirement health liability	(90)	(1)	-	(91)
Currency translation	-	-	942	942

Balance, April 4, 2010	274	(7,519)	2,079	(5,166)

Balance, December 31, 2010	(201)	(8,898)	2,659	(6,440)
Pension liability	43	123	-	166
Change in post-retirement health liability	(71)	1	-	(70)
Currency translation	-	-	1,056	1,056

Balance, April 3, 2011	$(229)	$(8,774)	$3,715	$(5,288)

Comprehensive (loss) income for the three months ended April 3, 2011 and April 4, 2010 was $(607) and $ 3,338, respectively.
Note 16- Subsequent Events
In the second quarter of 2011, the Company paid $12,889 as a special distribution to members.
On May 11, 2011, Colt Defense completed its exchange offer for up to $250.0 million in aggregate principal amount of our registered 8.75% senior notes due 2017 for up to a like aggregate principal amount of our outstanding 8.75% senior notes due 2017 issued previously pursuant to Rule 144A. A total of $246.2 million senior notes were exchanged during this offering. The Company did not recognize any gain or loss for accounting purposes as a result of the exchange offer.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Registration Statement on Form S-4 for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.
Certain monetary amounts, percentages and other figures included in this section have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Overview of Our Business
We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel, and have been expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world. Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan.
We have supplied small arms weapons systems to more than 80 countries. We are currently the U.S. military’s sole supplier of the M4 carbine, the U.S. Army’s standard issue rifle, the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle, and have supplied small arms weapons systems to U.S., Canadian and international law enforcement agencies. Furthermore, our development and sales of M4 carbines and the more than 45 years of sales of M16 rifles, have resulted in a global installed base of more than 7 million of these small arms weapons systems. Our expertise in developing small arms weapons systems enables us to integrate new technologies and features into the large installed base, and diversify our revenue sources by adding related products and services, investing in new technologies and seeking strategic acquisitions, co-production opportunities and other alliances. Widely-recognized brand name loyalty and weapons already in stock play a significant role in the selection process of our customers. We have been a leading supplier of small arms weapons systems to the U.S. military since the Mexican-American War in 1847 and have supplied our products to international customers for nearly as long.
Our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada manufacture and sell military rifles, carbines and related products and services as well as law enforcement model products in the United States and internationally.
Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended
	April 3, 2011%		April 4, 2010%
Statement of Operations Data:
Net sales	$48,497	100.0%	$56,339	100.0%
Cost of sales	35,425	73.0	39,805	70.7

Gross profit	13,072	27.0	16,534	29.3

Selling and commissions	3,296	6.8	2,686	4.8
General and administrative	4,204	8.7	3,555	6.3
Amortization of purchased intangibles	136	0.3	136	0.2

	7,636	15.7	6,377	11.3

Operating income	5,436	11.2	10,157	18.0

Interest expense	6,085	12.5	6,413	11.4
Other (income) expense, net	(29)	(0.1)	597	1.1

	6,056	12.5	7,010	12.4

(Loss) income from continuing operations before provision for foreign income taxes	(620)	(1.3)	3,147	5.6

Provision for foreign income taxes	1,139	2.3	453	0.8

(Loss) income from continuing operations	(1,759)	(3.6)	2,694	4.8
Loss from discontinued operations	-	0.0	(287)	(0.5)

Net (loss) income	(1,759)	(3.6)%	2,407	4.3%

Less: net loss attributable to non-controlling interest	-		(23)

Net (loss) income attributable to Colt Defense LLC members	$(1,759)		$2,430

Three Months Ended April 3, 2011 Compared to the Three Months Ended April 4, 2010
Net Sales
The following table shows net sales for the three months ended April 3, 2011 and April 4, 2010, respectively by product category (dollars in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010	% Change
Weapons systems	$30,495	$41,142	(25.9)%
Spares / other	18,002	15,197	18.5%

Total	$48,497	$56,339	(13.9)%

Net sales for the three months ended April 3, 2011 were $48.5 million, a decrease of $7.8 million, or 13.9%, from $56.3 million in the comparable prior year period.
Weapon system sales declined by $10.6 million in the first three months of 2011 compared to the same period in 2010. Contributing to this decline was an $18.1 million decrease in sales of carbines to the U.S. Government from the comparable period in 2010, as the U.S. Government continued to evaluate its carbine procurement strategy. This decline was partially mitigated by a $7.7 million increase in international weapon systems sales. The increase in international weapons systems sales is a direct result of our strategy to diversify our sales base.
Spares/other sales increased $2.8 million or 18.5% from $15.2 million in the first quarter of 2010 to $18.0 million in the first quarter of 2011. The increase is due to higher sales of M249 spare barrels to the U.S. Government and higher sales on a large international contract for mid-life upgrades.
Cost of Sales/Gross Profit
Gross margin for the three months ended April 3, 2011 decreased to 27.0% from 29.3% for the three months ended April 4, 2010. This margin erosion was primarily due to the slowdown of volume and related production in our West Hartford plant which negatively impacted overall gross margin resulting in higher per unit manufacturing costs.
Selling and Commissions Expense
For the three-month period ended April 3, 2011, selling and commission expenses increased by $0.6 million to $3.3 million compared to the same period in 2010. The increase was primarily due to higher commission expense as a result of stronger direct foreign sales in 2011. Typically, we do not pay commissions on our domestic sales.
General and Administrative Expense
During the three months ended April 3, 2011, general and administrative costs were $4.2 million, an increase of $0.6 million over the comparable three-month period in 2010. This year over year increase was mainly driven by increased outside professional fees related to the filing of our Registration Statement on Form S-4 and the project costs associated with our requirements to be compliant with Section 404 of the Sarbanes-Oxley Act by the end of fiscal 2012.
Interest Expense
Our interest expense for the three months ended April 3, 2011 was $6.1 million, a decrease of $0.3 million from $6.4 million in the three months ended April 4, 2010. During the first quarter of 2011, we had a $10 million letter of credit facility whereas in the first quarter of 2010, we had a $50 million revolving credit facility. The interest expense and amortization of deferred financing fees to interest expense is lower in 2011 as a result of the smaller credit facility. In addition, we accrued an additional day of interest on the $250 million notes in the first quarter of 2010.
Other (Income) Expense
For the three months ended April 3, 2011, we had other income of $29 thousand compared to other expense of $0.6 million for the three months ended April 4, 2010. The year over year change is primarily attributable to foreign currency gains of $0.1 million in 2011 compared to foreign currency losses of $0.4 million in 2010.
Income Taxes
We are not subject to U.S. federal or state income taxes. For the three-month period ended April 3, 2011, we had foreign income tax expense of $1.1 million compared to $0.5 million for the comparable 2010 three-month period. Our effective tax rate for the first three months of fiscal 2011 was 183.7% compared to an effective tax rate of 14.4% for the first three months of fiscal 2010. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary. The difference between our consolidated effective tax rate and the U.S. Federal statutory tax rate, results primarily from U.S. income (loss) being taxable to our members, the difference between the U.S. and Canadian statutory rates, Canadian non-deductible expenses, and withholding taxes on Canadian interest and royalty expenses.
Discontinued Operations
We dissolved Colt Rapid Mat as of December 31, 2010. For the three months ended April 4, 2010, we recognized a loss from this discontinued operation of $287 thousand.
Liquidity and Capital Resources
Our primary liquidity requirements are for debt service, capital expenditures and working capital. We have historically funded these requirements through internally-generated operating cash flow. Our cash requirements for working capital are principally to fund accounts receivable and inventory. U.S. Government receivables, which historically constitute the majority of our accounts receivable, are generally collected within 20 days as compared with 30 to 50 days for direct foreign sales receivables. We have not experienced any significant credit losses. We generally ship our inventory upon the completion of manufacturing and testing and normally have minimal finished products in inventory at any given time. Accordingly, our cash generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and the timing of the collection of accounts receivable and our investment in inventory. Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income, as defined, for the applicable period. Our Governing Board may also from time to time declare other distributions to our members. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.
The $250 million senior unsecured outstanding notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the outstanding notes at a discount of $3.5 million from their principal value. This discount will be amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.
The outstanding notes do not have any financial condition covenants which require us to maintain compliance with any financial ratios or measurements, however, there are cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20,000 or more. The outstanding notes do contain covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. Under certain circumstances, we are required to make an offer to purchase our notes offered hereby at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain asset dispositions. In addition, the indenture restricts our ability to pay dividends or make other restricted payments (as defined in the indenture) to our members, subject to certain exceptions, unless certain conditions are met, including that (1) no default under the indenture shall have occurred and be continuing, (2) we shall be permitted by the indenture to incur additional indebtedness and (3) the amount of the dividend or payment may not exceed a certain amount based on, among other things, our consolidated net income. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months.
From November 10, 2009 through October 31, 2010, the Company was party to a $50.0 million senior secured revolving credit facility. On November 1, 2010, the senior secured credit facility was amended to reduce it to a $10.0 million letter of credit facility. The letter of credit facility exists for the sole purpose of supporting the Company’s letter of credit requirements. Loans under the letter of credit facility bear interest at our option at a rate equal to LIBOR plus 3.75% or an alternate base rate plus 2.75% (with the base rate defined as the higher of (a) the prime rate or (b) the Federal funds rate plus 0.50% or (c) the one-month LIBOR rate plus 1.00%). The letter of credit facility matures January 31, 2014. Obligations under this facility are secured by substantially all of our assets.
Under the letter of credit facility, we continue to be subject to a covenant limiting our maximum capital expenditures made in the ordinary course of business in any year to $10.0 million, with provisions to carryover up to $5.0 million of the unused amount to the succeeding year. As of April 3, 2011, we are in compliance with this covenant. The letter of credit facility matures on January 31, 2014. At April 3, 2011, we had $0.6 million of standby letters of credit outstanding against the letter of credit facility.
At April 3, 2011, we had cash and cash equivalents totaling $49.9 million. We believe our existing cash balances and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. In the second quarter, we paid a special distribution to our members of approximately $12.9 million and we plan to make a semi-annual interest payment on the senior notes of approximately $10.9 million. With the exception of these payments, we are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.
Cash Flows
The following table sets forth our consolidated cash flows for the three-month periods ended April 3, 2011 and April 4, 2010, respectively ($ in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010

Cash provided by operating activities	$(10,338)	$3,089
Cash used in investing activities	(1,215)	(1,452)
Cash used in financing activities	(298)	(292)
Cash Flows Provided by Operating Activities
Net cash used by operating activities for the three months ended April 3, 2011 was $10.3 million, compared to net cash provided by operations of $3.1 million for the three months ended April 4, 2010. This unfavorable variance was partly due to a net loss of $1.8 million in 2011 compared to net income of $2.4 million in 2010.
During the first three months of 2011, we also used $10.3 million of cash to fund changes in operating assets and liabilities as compared to $0.9 million to fund changes in operating assets and liabilities during the first three months of 2010. The net increased use of cash in 2011 as compared to 2010 is primarily due to two line items; accounts receivable and accounts payable and accrued expenses. In the first three months of 2011, accounts receivable increased by $18.6 million compared to a $0.3 million decrease in accounts receivable in 2010. The increase in accounts receivable in 2011 is primarily due to the timing of sales during the quarter. We billed $7.4 million to the U.S. Government and $7.2 million to a direct international customer during the last week of the first quarter. In addition, sales increased $4.2 million in the first quarter of 2011 compared to the fourth quarter of 2010. In contrast, during the first quarter of 2010, sales decreased $12.0 million from the fourth quarter of 2009, which resulted in a decline in accounts receivable.
In the first three months of 2011, accounts payable and accrued expenses increased $12.2 million compared to an increase of $2.1 million in the first three months of 2010. The $4.4 million increase in accounts payable in the first quarter of 2011 was mainly due to higher purchases of inventory to support the Company’s increasing sales compared to a $2.9 million decrease in accounts payable in the first quarter of 2010 primarily due to declining sales. In addition, accrued expenses increased $2.8 more in the first quarter of 2011 due to higher accruals for commissions on direct international sales and outside professional fees.
Cash Flows Used in Investing Activities
Net cash used in investing activities for both periods presented were principally for capital expenditures. These capital expenditures reflect our ongoing initiative to expand our manufacturing capabilities, upgrade our machinery and equipment and improve our overall manufacturing efficiency. We expect our full-year capital expenditures for 2011 to be approximately $5.0 – $7.0 million.

Capital expenditures for the three months ended April 3, 2011 were $1.2 million, which included $0.8 million for the purchase of equipment associated with contracts awarded for new products including the M240 machine gun and M249 barrel. For the three months ended April 4, 2010, capital expenditures were $1.5 million, primarily for manufacturing machinery and equipment to modernize our West Hartford facility and to support new contracts.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $0.3 million for both the first three months of 2011 and 2010. In both periods, the cash was used to make payments on our capitalized lease obligations.
Backlog
Since a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 37.1% from $165.7 million at December 31, 2010 to $227.2 million at April 3, 2011, primarily due to a large international order that we received during the first quarter of 2011. We expect approximately 74% of our backlog of orders as of April 3, 2011 to be shipped over the next twelve months.
Recent Issued Accounting Standards
Milestone Method of Revenue Recognition - In April 2010, the FASB issued authoritative guidance which allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The adoption of this guidance had no impact on our consolidated financial statements.
Improving Disclosures about Fair Value Measurements - In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements was effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements was effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. The adoption of this guidance had no impact on our consolidated financial statements.
Revenue Arrangements with Multiple Deliverables—In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates i) the residual method of revenue allocation and ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This revised accounting standard was effective for us beginning January 1, 2011 via prospective transition. Early adoption and retrospective transition are permitted. The adoption of this guidance had no impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Registration Statement on Form S-4 for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011.
Contractual Obligations
As of April 3, 2011, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposure
We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions. As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure. In our Statements of Operations, we have foreign currency gains of $0.1 million for the three months ended April 3, 2011 and foreign currency losses of $0.4 million for the three months ended April 4, 2010. Our Statements of Changes in Deficit have a foreign currency translation gain of $1.0 million as of April 3, 2011 and a foreign currency translation gain of $0.9 million as of April 4, 2010. The foreign currency amounts reported in the Statement of Operations and Statement of Changes in Deficit may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.
Interest Rate Exposures
We had no variable rate debt outstanding at April 3, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. The Company is not currently required to comply with Section 404 but will be required to do so prior to the filing of our annual report on Form 10-K for the year ended December 31, 2012. In preparation for compliance with Section 404 and the rules promulgated thereunder, we may identify deficiencies with respect to our internal controls over financial reporting, and any such deficiencies may be material.
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 3, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1.           Legal Proceedings
The Company is subject to legal proceedings, claims and disputes arising from the ordinary course of its business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A.           Risk Factors
You should carefully consider the risks described below together with all of the other information included in this report. These risks could have a material adverse effect on our business, financial position or results of operations. The following risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results. If any of the following risks occur, you could lose all or part of your investment in, and the expected return on, our senior unsecured notes.
Risks related to our business
We make a significant portion of our sales to a limited number of customers, and a decrease in sales to these customers could have a material adverse effect on our business.
A significant portion of our net sales is derived from a limited number of customers. For the year ended December 31, 2010, our top ten customers represented approximately 91% of our net sales. Our two largest customers accounted for approximately 64% of our net sales for the year ended December 31, 2010. Although we expect sales to our top two customers to decrease as a percentage of total net sales for the year ending December 31, 2011 and thereafter, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers. If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products, our business would be materially and adversely affected.
We are subject to risks related to a lack of product revenue diversification.
We derive a substantial percentage of our net sales from a limited number of products, especially our M4 carbine and related small arms weapons systems, and we expect these products to continue to account for a large percentage of our net sales in the near term. Continued market acceptance of these products is, therefore, critical to our future success. We cannot predict how long the M4 carbine and related products will continue to be the primary small arms weapons system of choice for the U.S. Government and certain of our other customers. Our business, operating results, financial condition, and cash flows could be adversely affected by:
•	a decline in demand for the M4 carbine and related small arms weapons systems;

•	a failure to achieve continued market acceptance of our key products;

•
export restrictions or other regulatory, legislative or multinational actions which could limit our ability to sell those products to key customers or market segments, especially existing and potential international customers;

•	improved competitive alternatives to our products gaining acceptance in the markets in which we participate;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products to our military or other customers on a timely basis.
Any of the above events could impact our ability to maintain or expand our business with certain customers.
In addition, a contractual requirement that the U.S. Army purchase the M4 carbine and critical spare parts exclusively from us expired on June 30, 2009 and our IDIQ contract with the U.S. Army for the M4 carbine expired on December 31, 2010. The Army has recently awarded contracts for spare parts to a competitor following a competitive solicitation. We can give no assurance that the U.S. military will not select other small arms manufacturers to supply the M4 carbine, or spare parts, for use by U.S. military personnel in the future or that such competing manufacturers will not be able to leverage that position to compete with us in other markets. In addition, we can give no assurance that the U.S. military will not purchase other small arms weapons systems, supplied by other manufacturers, in lieu of the M4 carbine.
Our long-term growth plan includes the expansion of our global operations. Such global expansion may not prove successful, and may divert significant capital, resources and management time and attention and could adversely affect our ongoing operations.
Net direct sales to customers outside the United States accounted for approximately 38.6% of our net sales for the year ended December 31, 2010. We intend to continue expanding our international presence, which we expect to grow at a faster rate than our U.S. sales. Expanding our international presence will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets. Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations. Any further international expansion will likely intensify our risks associated with conducting international operations, including:
•	difficulty in predicting the timing of international orders and shipments;

•	increased liquidity requirements as a result of bonding or letters of credit requirements;

•	unexpected changes in regulatory requirements;

•	changes in foreign legislation;

•	multinational agreements restricting international trade in small arms weapons systems;

•	possible foreign currency controls, currency exchange rate fluctuations or devaluations;

•	tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in obtaining and managing vendors and distributors;

•	potential negative tax consequences;

•	greater difficulties in protecting intellectual property rights;

•	greater potential for violation of U.S. and foreign anti-bribery and export-import laws; and

•	difficulties collecting or managing accounts receivable.
General economic and political conditions in these foreign markets may also impact our international net sales, as such conditions may cause customers to delay placing orders or to deploy capital to other governmental priorities. These and other factors may have a material adverse effect on our future international net sales.
While part of our strategy is to pursue strategic acquisitions, we may not be able to identify businesses that we can acquire on acceptable terms, we may not be able to obtain necessary financing or may face risks due to additional indebtedness, and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.
Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:
•
We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy.

•	We may not successfully acquire companies if we fail to obtain financing, or to negotiate the acquisition on acceptable terms, or for other related reasons.

•
We may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed and would increase the aggregate investment cost of any acquisition.

•	Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry. We may not be able to ascertain or assess all of the significant risks.

•
We may require additional financing in connection with any future acquisition. Such financing may adversely impact, or be restricted by, our capital structure and our ability to pay amounts owed under the notes when due and payable. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable, as well as the risk of cross-defaults under other debt facilities.

•
Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include:

•	demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards or business focus;

•	preserving important relationships of the acquired company;

•	coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and

•	coordinating the supply chains.
Any integration is expected to be complex, time-consuming and expensive and may harm the newly-consolidated company’s business, financial condition and results of operations.

Our dependence on government customers, including foreign governments, could result in significant fluctuations in our period-to-period performance.
Our operating results and cash flow are materially dependent upon the timing of securing government contracts and manufacturing and delivering products according to our customers’ timetables. For example, in March 2010, we were notified of a delay in a large potential contract with an international customer that would delay shipments until 2011 that we had expected to make in 2010. Similar uncertainty and volatility in the timing of orders is likely to continue to affect our net sales. We do not recognize sales until delivery of the product or service has occurred and title and risk of loss have passed to the customer, which may be in a non-U.S. location. This may extend the period of time during which we carry inventory and may result in an uneven distribution of net sales from these contracts between periods. As a result, our period-to-period performance may fluctuate significantly, and you should not consider our performance during any particular period as indicative of longer-term results.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
We license the Colt trademarks and service marks from New Colt Holding Corp. (“New Colt”), an affiliate of one of our sponsors that we do not control. There are events that are outside of our control that pose a risk to these intellectual property rights, including the bankruptcy of New Colt, or the licensing of the trademarks and service marks to manufacturers that tarnish the quality, reputation and goodwill of these marks, actions or omissions by New Colt that abandon or forfeit some or all of its rights to these marks or that diminish the value of the marks, failure by New Colt to take appropriate action to deter infringement of these marks, and certain breaches by New Colt of the agreement governing our license to these marks. Any of the foregoing acts or omissions could impair our use of the Colt trademarks or their value and harm our business.
Despite our efforts to protect our proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our proprietary technology. It also is possible that others will develop and market similar or better technology to compete with us. Furthermore, existing intellectual property laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use, and the efforts we have taken or may take to protect our proprietary rights may not be sufficient or effective. Significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming and we may not prevail. In addition, prosecuting certain claims could depend, in part, on the participation of New Colt, and any delay or refusal to cooperate in such dispute could adversely prejudice our rights. Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Government contracts are subject to competitive bidding, and bidding for such contracts may require us to incur additional costs.
We expect to obtain a greater portion of our U.S. Government and other government contracts in the future through a competitive bidding process than has been the case in the recent past due to the expiration on June 30, 2009 of the U.S. Army’s contractual obligation to purchase the M4 carbine exclusively from us. We may not win all of the contracts for which we compete and, even if we do, these contracts may not result in a profit. We are also subject to risks associated with the substantial expense, time and effort required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us. In addition, our customers may require terms and conditions that require us to reduce our price or provide more favorable terms if we provide a better price or terms under any other contract for the same product. Such “most favored nation” clauses could restrict our ability to profitably compete for government and other contracts.
We may lose money on our fixed unit price contracts, and our contract prices may be adjusted to reflect price reductions or discounts that are requested by our customers.
We provide our products and services primarily through fixed unit price contracts. In a fixed unit price contract, we provide our products and services at a predetermined price, regardless of the costs we incur. Accordingly, we must fully absorb any increases in our costs that occur during the life of the contract, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to estimate costs accurately, including as a result of price volatility relating to raw materials, or to anticipate technical problems of a fixed unit price contract may reduce our profitability or cause a loss. From time to time, we have also accommodated our customers’ requests for price reductions or discounts in the past, and customers may continue to make such requests in the future.
We may not receive the full amount of orders authorized under indefinite delivery, indefinite quantity contracts.
Our contracts with the U.S. Government are ordinarily indefinite delivery, indefinite quantity (“IDIQ”) contracts under which the U.S. Government may order up to a maximum quantity specified in the contract but is only obligated to order a minimum quantity. We may incur capital or other expenses in order to be prepared to manufacture the maximum quantity that may not be fully recouped if the U.S. Government orders a smaller amount. The U.S. Government may order less than the maximum quantity for any number of reasons, including a decision to purchase the same product from others despite the existence of an IDIQ contract. Our failure to realize anticipated revenues from IDIQ contracts could negatively affect the results of our operations.
We intend to incur additional costs to develop new products and variations that diversify our product portfolio, and we may not be able to recover these additional costs.
The development, of additional products and product variations, is speculative and may require additional and, in some cases, significant expenditures for marketing, research, development and manufacturing equipment. The new products or product variations that we introduce may not be successful, or they may not generate an amount of net sales that is sufficient to fully recover the additional costs incurred for their development. In addition, we may not successfully develop technical data packages (“TDPs”) for new products or product variations with proprietary intellectual property rights that are superior to products offered by other companies.
If we lose key management or are unable to attract and retain qualified individuals required for our business, our operating results and growth may suffer.
Our ability to operate our business is dependent on our ability to hire and retain qualified senior management. Our senior management is intimately familiar with our small arms weapons systems and those offered by our competitors, as well as the situations in which small arms weapons systems are utilized in combat and law enforcement activities. Our senior management also brings an array of other important talents and experience to the Company, including managerial, financial, governmental contracts, sales, legal and compliance. We believe their backgrounds, experience and knowledge gives us expertise that is important to our success. Losing the services of these or other members of our management team, particularly if they depart the Company to join a competitor’s business, could harm our business and expansion efforts. The Company’s success also is dependent on its ability to hire and retain technically skilled workers. Competition for some qualified employees, such as engineering professionals, is intense and may become even more competitive in the future. If we are unable to attract and retain qualified employees, our operating results, growth and ability to obtain future contracts could suffer.
Our manufacturing facilities may experience disruptions adversely affecting our financial position and results of operations.
We currently manufacture our products primarily at our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada. Any natural disaster or other serious disruption at these facilities due to a fire, electrical outage or any other calamity could damage our capital equipment or supporting infrastructure or disrupt our ability to ship our products from, or receive our supplies at, either of these facilities. Any such event could materially impair our ability to manufacture and deliver our products. Even a short disruption in our production output could delay shipments and cause damage to relationships with customers, causing them to reduce or eliminate the amount of products they purchase from us. Any such disruption could result in lost net sales, increased costs and reduced profits. We lease our West Hartford facility from an affiliate of one of our sponsors. The term of this lease expires October 25, 2012. This lease does not provide for renewal of the term and after the stated lease maturity we may not be able to continue to occupy that property on acceptable terms or be able to find suitable replacement manufacturing facilities on satisfactory terms and conditions. If we must find new facilities, we may be required to incur construction and similar costs, including architect, legal and other costs, which may be significant, and to remediate environmental conditions, which might require us to provide indemnifications and post bonds or other collateral, among other measures. In addition, if we were to relocate a substantial distance from our current facility, we might lose the services of administrative and factory personnel who are familiar with our operations and could experience difficulty attracting qualified replacements on a timely basis or at all. Any disruption in our business or manufacturing operations resulting from the relocation of our West Hartford facility or otherwise could result in lost net sales, increased costs (including increased rent payments) and reduced profits.
Some of our contracts with foreign governments are or will be subject to the fulfillment of offset commitment or industrial cooperation agreement that could impose additional costs on us and that we might not be able to timely satisfy, possibly resulting in the assessment of penalties or even debarment from doing further business with that government.
Some countries that we are or are planning on doing business with impose offset purchase commitments, or industrial cooperation commitments in return for purchasing our products and services. These commitments vary from country to country and generally stipulate us to commit to make direct or indirect purchases, investments or other satisfaction methods of an investment in the local economy The gross amount of the offset purchase commitment is typically the gross value of the related sales contract to date. Although certain approved purchases qualify for a multiplier of satisfaction, failure to timely satisfy the purchase commitment also can lead to a penalty of additional offset purchase requirements based on a multiplier. Each offset program is measured against a schedule that requires performance within a specified period. Some countries we may do business with require a direct investment in the country, often by in-country manufacture of part or all of the products sold, the transfer of manufacturing technology or both. Others allow for offsets to be satisfied indirectly by our purchasing unrelated products manufactured in-country. Sometimes, offset purchase commitments can be traded to other parties holding credits, but doing so incurs a transaction cost that is typically 3% of the commitment. For certain countries we may do business with in the future, the commitment cannot be traded and must be fulfilled with direct or indirect purchases. Failure to satisfy offset purchase commitments can result in penalties or blacklisting against awards of future contracts. We have paid penalties that were assessed by foreign governments and incurred transaction costs to trade credits to satisfy offset purchase commitments in the past. We may be subject to future penalties or transaction costs or even disbarment from doing business with a government.
Our U.S. and Canadian Government contracts are generally multi-year contracts that are funded by government appropriations annually. A reduction in the defense budget of our government customers would have a material adverse effect on our business.
Our primary contracts with the U.S. Government are indefinite delivery, indefinite quantity contracts under which the customer places orders at its discretion. Although these contracts generally have a four- or five-year term, they are funded annually by government appropriations. Furthermore, our primary contracts with the Canadian Government are funded annually by Canadian Government appropriations. Agreements with other foreign governments may also have similar conditions or may otherwise be dependent on initial or continued funding by such governments. Accordingly, our net sales from year to year with respect to such customers are dependent on annual appropriations and subject to uncertainty. The U.S. or Canadian Government, or a foreign government, may decide to reduce government defense spending in the programs in which we participate. The loss of, or significant reduction in, government funding, for any program in which we participate, could have a material adverse effect on our sales and earnings and thus negatively affect our business. The U.S. Government’s ability to place orders under our most recent IDIQ contract for the M4 carbine expired on December 31, 2010.
In order for us to sell our products overseas, we are required to obtain certain licenses or authorizations, which we may not be able to receive or retain.
Export licenses are required for us to export our products from the United States and Canada and issuance of an export license lies within the discretion of the issuing government. In the United States, substantially all of our export licenses are processed and issued by the Department of Defense Trade Controls (“DDTC”) within the U.S. Department of State. In the case of large transactions, DDTC is required to notify Congress before it issues an export license. Congress may take action to block the proposed sale. As a result, we may not be able to obtain export licenses or to complete profitable contracts due to domestic political or other reasons that are outside of our control. We cannot be sure, therefore, of our ability to obtain the governmental authorizations required to export our products. Furthermore, our export licenses, once obtained, may be terminated or suspended by the U.S. or Canadian Government at any time. Failure to receive required licenses or authorizations or any termination or suspension of our export privileges could have a material adverse effect on our financial condition, results of operations and cash flow.
Our government contracts are subject to audit and our business could suffer as a result of a negative audit by government agencies.
As a U.S. and Canadian Government contractor, we are subject to financial audits and other reviews by the U.S. and Canadian Governments of our costs, performance, accounting and other business practices relating to certain of our significant U.S. and Canadian Government contracts. We are audited and reviewed on a continual basis. Based on the results of their audits, the U.S. and Canadian Governments may challenge the prices we have negotiated for our products, our procurement practices and other aspects of our business practices. Although adjustments arising from government audits and reviews have not caused a material decline in our results of operations in the past, future audits and reviews may have such effects. In addition, under U.S. and Canadian Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, as a U.S. and Canadian Government contractor, we are subject to a higher risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than purely private sector companies, the results of which could cause our results of operations to suffer.
Failure to comply with applicable firearms laws and regulations in the U.S. and Canada could have a material adverse effect on our business.
As a firearms manufacturer doing business in the U.S. and Canada, we are subject to the National Firearms Act and the Gun Control Act in the U.S. and the Firearms Act in Canada, together with other federal, state or provincial, and local laws and regulations that pertain to the manufacture, sale and distribution of firearms in and from the U.S. and Canada. In the U.S., we are issued a Federal Firearms License by, and pay Special Occupational Taxes, to the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice to be able to manufacture firearms and destructive devices in the U.S. Similarly, in Canada, we are issued a Business Firearms License by the Chief Provincial Firearms Officer of Ontario, to enable us to manufacture firearms and destructive devices in Canada. These federal agencies also require the serialization of receivers or frames of our firearm products and recordkeeping of our production and sales. Our places of business are subject to compliance inspections by these agencies.

Compliance failures, which constitute violations of law and regulation, could result in the assessment of fines and penalties by these agencies, including license revocation. Any curtailment of our privileges to manufacture, sell, or distribute our products could have a material adverse effect on our business.
Third parties may assert that we are infringing their intellectual property rights.
Although we do not believe our business activities infringe upon the rights of others, nor are we aware of any pending or contemplated actions to such effect, it is possible that one or more of our products infringe, or any of our products in development will infringe, upon the intellectual property rights of others. We may also be subject to claims of alleged infringement of intellectual property rights asserted by third parties whose products or services we use or combine with our own intellectual property and for which we may have no right to intellectual property indemnification. Our competitors may also assert that our products infringe intellectual property rights held by them. Moreover, as the number of competitors in our markets grows, the possibility of an intellectual property infringement claim against us may increase. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, our products may potentially infringe upon patent applications that are currently pending of which we are unaware and which may later result in issued patents. If that were to occur and we were not successful in obtaining a license or redesigning our products, we could be subject to litigation.
Regardless of the merits of any infringement claims, intellectual property litigation can be time-consuming and costly. Determining whether a product infringes a patent involves complex legal and factual issues that may require the determination of a court of law. An adverse finding by a court of law may require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party intellectual property, or we may be required to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all. Inability to use technologies or processes essential to our products could have a material adverse effect on our financial condition, results of operations and cash flow.
Labor disruptions by our employees could adversely affect our business.
The United Automobile, Aerospace & Agricultural Implement Workers of America (“UAW”) represents our West Hartford work force pursuant to a collective bargaining agreement that expires on March 31, 2012. It is possible that a new agreement to replace the expiring agreement will not be reached without a work stoppage or strike or will not be reached on terms satisfactory to us. Labor organizing activities could result in additional employees becoming unionized. Any prolonged work stoppage or strike at either of our manufacturing facilities or unexpected increases in labor costs could materially harm our results of operations. Additionally, the workforce of Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), an affiliate of one of our sponsors that we do not control, shares space with us at our West Hartford manufacturing facility, and is subject to the same UAW collective bargaining agreement as our West Hartford employees. Labor stoppages may occur in the future. Union action asserted against Colt’s Manufacturing could also adversely affect our operations.
Significant risks are inherent in the day-to-day operations in our business.
The day-to-day activities of our business involve the operation of machinery and other operating hazards, including worker exposure to lead and other hazardous substances. As a result, our operations can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and interruption of our business. In addition, our weapon systems are designed to kill and therefore can cause accidental damage, injury or death or can potentially be used in incidents of workplace violence.
We could be named as a defendant in a lawsuit asserting substantial claims upon the occurrence of any of these events. Although we maintain insurance protection in amounts we consider to be adequate, this insurance could be insufficient in coverage and may not be effective under all circumstances or against all hazards to which we may be subject. If we are not fully insured against a successful claim, there could be a material adverse effect on our financial condition and result of operations.
Our West Hartford, Connecticut facility is inspected from time to time by the U.S. Occupational Safety and Health Administration and similar agencies. We have been cited for violation of U.S. occupational safety and health regulations in the past and could be cited again in the future. A violation of these regulations can result in substantial fines and penalties. We are subject to similar regulations at our Canadian manufacturing facility.
Environmental laws and regulations may subject us to significant costs and liabilities.
We are subject to various U.S. and Canadian environmental, health and safety laws and regulations, including those related to the discharge of hazardous materials into the air, water or soil and the generation, storage, treatment, handling, transportation, disposal, investigation and remediation of hazardous materials. Certain of these laws and regulations require our facilities to obtain and operate under permits or licenses that are subject to periodic renewal or modification. These laws, regulations or permits can require the installation of pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines or penalties.

Certain environmental laws impose strict as well as joint and several liability for the investigation and remediation of spills and releases of hazardous materials and damage to natural resources, without regard to negligence or fault on the part of the person being held responsible. In addition, certain laws require and we have incurred costs for, the investigation and remediation of contamination upon the occurrence of certain property transfers or corporate transactions. We are potentially liable under these and other environmental laws and regulations for the investigation and remediation of contamination at properties we currently or have formerly owned, operated or leased and at off-site locations where we may be alleged to have sent hazardous materials for treatment, storage or disposal. We may also be subject to related claims by private parties alleging property damage or personal injury as a result of exposure to hazardous materials at or in the vicinity of these properties. Environmental litigation or remediation, new laws and regulations, stricter or more vigorous enforcement of existing laws and regulations, the discovery of unknown contamination or the imposition of new or more stringent clean-up requirements may require us to incur substantial costs in the future. As such, we may incur material costs or liabilities in the future.
As a U.S. and Canadian Government contractor, we are subject to a number of procurement rules and regulations.
We must comply with and are affected by laws and regulations relating to the award, administration, and performance of our U.S. and Canadian Government contracts. Government contract laws and regulations affect how we do business with our customers and vendors and, in some instances, impose added costs on our business. In many instances, we are required to self-report to the responsible agency if we become aware of a violation of applicable regulations. In addition, we have been, and expect to continue to be, subjected to audits and investigations by government agencies regarding our compliance with applicable regulations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on future contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, filing false claims, or failing to comply with other applicable procurement regulations. Additionally, the failure to comply with the terms of our government contracts also could harm our business reputation. It also could result in payments to us being withheld. If we violate specific laws and regulations, it could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts, which could have a material adverse effect on our net sales and results of operations.
Our contracts with foreign governments often contain ethics and other requirements that subject us to some of the same risks. Violation of those contractual terms could interfere with our ability to collect payment under the contract. Also, we and our representatives are required to comply with numerous laws and regulations, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions.
The defense industry is highly competitive, and this competitiveness may limit our ability to win and retain government contracts.
We face significant domestic and international competition for government contracts. Some competitors have greater financial, technical, marketing, manufacturing and distribution resources than we do, or may have broader product lines. Our ability to compete for government contracts depends on our ability to offer better product performance than our competitors at a lower cost and on the readiness and capacity of our facilities, equipment and personnel to produce quality products on a consistent and timely basis. In addition, some of our competitors may operate in less regulated countries or environments and therefore have advantages over us in certain situations.
Our government and other sales contracts contain termination provisions such that they can be cancelled at any time at the government’s sole discretion.
We are subject to business risks specific to companies engaged in supplying defense-related equipment and services to the U.S. Government and other governments. These risks include the ability of the U.S. Government and other government counterparties to suspend or permanently prevent us from receiving new contracts or from extending existing contracts based on violations or suspected violations of procurement laws or regulations, terminate our existing contracts or not purchase the full agreed-upon number of small arms weapons systems or other products to be delivered by us.
U.S. Government and other government counterparties may terminate contracts with us either for their convenience or if we default by failing to perform. Termination for convenience provisions generally would enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed, prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. Government or other government counterparties in procuring undelivered items from another source. In addition, a termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

Misconduct by employees or agents could harm us and is difficult to detect and deter.
Our employees or agents may engage in misconduct, fraud or other improper activities that could have adverse consequences on our prospects and results of operations, including engaging in violations of the U.S. Arms Export Control Act or Foreign Corrupt Practices Act or numerous other state and federal laws and regulations, as well as the corresponding laws and regulations in the foreign jurisdictions into which we sell products. Misconduct by employees or agents, including foreign sales representatives, could include the export of defense articles or technical data without an export license, the payment of bribes in order to obtain business, failures to comply with applicable U.S. or Canadian Government or other foreign government procurement regulations, violation of government requirements concerning the protection of classified information and misappropriation of government or third-party property and information. The occurrence of any such activity could result in our suspension or debarment from contracting with the government procurement agency, as well as the imposition of fines and penalties, which would cause material harm to our business. It is not always possible to deter misconduct by agents and employees and the precautions we take to detect and prevent this activity may not be effective in all cases.
Our sponsors control us and may have conflicts of interest with us or you now or in the future.
Through their respective affiliates Sciens Capital Management LLC and funds managed by an affiliate of The Blackstone Group, L.P., beneficially own a substantial portion of the Company’s limited liability company interests. Under the terms of the Company’s limited liability company agreement, our sponsors and our union have the right to appoint our Governing Board and our sponsors, subject to maintaining certain equity ownership levels, have specified veto or approval rights which may be exercised in their discretion. As such, our sponsors have the ability to prevent specified transactions that might be in the best interests of the noteholders or to cause the Company to engage in transactions in which the sponsors have interests that might conflict with the interests of the noteholders. Members of the Company’s Governing Board are not required to abide by the same standard of care under the Delaware Limited Liability Company Act as the standard of care required of directors of a Delaware corporation. Additionally, Sciens Capital and The Blackstone Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may directly or indirectly compete with or otherwise be adverse to us. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We may have to utilize significant cash to meet our unfunded pension obligations, and post-retirement health care liabilities and these obligations are subject to increase.
Our union employees at our West Hartford facility participate in our defined benefit pension plan. We also have a salaried pension plan, the benefits of which were frozen on January 1, 2009. At December 31, 2010, our aggregate unfunded pension liability totaled $2.0 million. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount and, under certain circumstances, the liability could be senior to the notes.
We also have a post-retirement health plan for our union employees. The post-retirement health plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with the renewal of our collective bargaining agreement in 2004, we capped the monthly cost of providing retiree health care benefits at approximately $206 (not in thousands) per employee per month. In connection with the renegotiation of our union contract effective April 2007, the cap was raised to approximately $250 (not in thousands) per employee per month. For the year ended December 31, 2010, the cost per employee per month was $212 (not in thousands). The unfunded post-retirement health care benefit obligation was $12.2 million at December 31, 2010.
Because we are not currently subject to the reporting requirements of the Securities Exchange Act of 1934 or the Sarbanes-Oxley Act of 2002, we have not, either alone or with our auditors, performed an evaluation or an audit of our internal controls over financial reporting
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. The Company is not currently required to comply with Section 404 but will be required to do so prior to the filing of our annual report on Form 10-K for the year ending December 31, 2012. In preparation for compliance with Section 404 and the rules promulgated thereunder, we may identify deficiencies with respect to our internal controls over financial reporting, and any such deficiencies may be material.

We face risks associated with international currency exchange.
While we transact business primarily in U.S. dollars and bill and collect most of our sales in U.S. dollars, a portion of our net sales results from goods that are purchased, in whole or in part, from foreign customers, primarily in Canadian dollars and Euros, thereby exposing us to some foreign exchange fluctuations. In the future, customers may make or require payments in non-U.S. currencies, such as the Canadian dollar and the Euro or other currencies.
Fluctuations in foreign currency exchange rates could affect the sale of our products or the cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We do not enter into any market risk sensitive instruments for trading purposes. We cannot predict the impact of future exchange rate fluctuations on our operating results.

Item 6. Exhibits
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other fillings.

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Cynthia J. McNickle pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 16th day of May, 2011.

COLT DEFENSE LLC
COLT FINANCE CORP.
By: /s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer