Form 10-Q
period 2011-07-03
Colt Defense LLC; Colt Finance Corp.
filed 2011-08-03
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 333-171547

Colt Defense LLC
Colt Finance Corp.
(Exact name of Registrant as specified in its charter)

Delaware	32-0031950
Delaware	27-1237687
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

547 New Park Avenue, West Hartford, CT	06110
(Address of principal executive offices)	(Zip Code)
(860) 232-4489
(Registrant’s telephone number, including area code)
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of August 2, 2011 was none.

COLT DEFENSE LLC
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets — As of July 3, 2011 and December 31, 2010	3

Consolidated Statements of Operations — Three and Six Months Ended July 3, 2011 and July 4, 2010	4

Consolidated Statements of Changes in Cash Flows — Six Months Ended July 3, 2011 and July 4, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 6. Exhibits	32

Signatures	33
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Colt Defense LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands of dollars)
(Unaudited)

	July 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$23,404	$61,444
Restricted cash	1,403	671
Accounts receivable, net	27,517	15,218
Inventories	47,781	31,641
Other current assets	2,403	2,709

Total current assets	102,508	111,683

Property and equipment, net	21,712	21,741
Goodwill	15,289	14,950
Intangible assets with finite lives, net	7,280	7,484
Deferred financing costs	8,726	9,452
Other assets	2,184	2,277

Total assets	$157,699	$167,587

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$1,279	$1,229
Accounts payable	11,913	9,180
Accrued expenses	8,262	7,270
Pension and retirement obligations — current portion	893	893
Accrued interest	2,950	2,862
Customer advances and deferred income	11,831	9,185
Accrued distributions to members	—	15,606

Total current liabilities	37,128	46,225

Long-term debt, less current portion	247,010	246,838
Capital lease obligations	496	1,148
Pension and retirement liabilities	12,699	13,261
Other long-term liabilities	1,723	1,742

Total long-term liabilities	261,928	262,989

Total liabilities	299,056	309,214

Commitments and Contingencies (Note 11)
Deficit:
Accumulated deficit	(136,116)	(135,187)
Accumulated other comprehensive loss	(5,241)	(6,440)

Total deficit	(141,357)	(141,627)

Total liabilities and deficit	$157,699	$167,587

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries
Consolidated Statements of Operations
(In thousands of dollars)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales	$36,550	$44,492	$85,047	$100,831
Cost of sales	25,535	33,680	60,960	73,485

Gross profit	11,015	10,812	24,087	27,346
Selling and commissions	2,393	2,421	5,689	5,107
Research and development	1,442	1,423	2,169	2,392
General and administrative	2,686	2,924	6,163	5,510
Amortization of purchased intangibles	138	137	274	273

Operating income	4,356	3,907	9,792	14,064

Interest expense	5,972	6,222	12,057	12,635
Other (income) expense, net	(386)	(116)	(415)	481

Nonoperating expense	5,586	6,106	11,642	13,116

(Loss) income from continuing operations before provision for foreign income taxes	(1,230)	(2,199)	(1,850)	948
Provision for foreign income taxes	657	421	1,796	874

(Loss) income from continuing operations	(1,887)	(2,620)	(3,646)	74

Discontinued operations:
Loss from discontinued operations	—	(302)	—	(589)

Net loss	(1,887)	(2,922)	(3,646)	(515)

Less: Net loss from discontinued operations attributable to non-controlling interest	—	(23)	—	(46)

Net loss attributed to Colt Defense LLC members	$(1,887)	$(2,899)	$(3,646)	$(469)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries
Consolidated Statements of Changes in Cash Flows
(In thousands of dollars)
(Unaudited)

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Operating Activities
Net loss	$(3,646)	$(515)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	589
Depreciation and amortization	2,745	2,190
Amortization of financing fees	726	998
Deferred foreign income taxes	(162)	(115)
Gain on sale/disposals of fixed assets	(12)	(9)
Amortization of debt discount	172	158
Amortization of deferred income	(94)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(11,962)	2,738
Inventories	(15,841)	71
Prepaid expenses and other current assets	460	591
Accounts payable and accrued expenses	3,698	(7,307)
Accrued pension and retirement liabilities	(369)	(706)
Other liabilities, net	2,466	919

Net cash used in operating activities from continuing operations	(21,819)	(492)
Net cash used in operating activities from discontinued operations	(35)	(558)

Net cash used in operating activities	(21,854)	(1,050)

Investing Activities
Purchases of property and equipment	(2,194)	(4,054)
Proceeds from sale of property	12	9
Change in restricted cash	(732)	266

Net cash used in investing activities	(2,914)	(3,779)

Financing Activities
Capital lease obligation payments	(602)	(567)
Distributions paid to members	(12,889)	—
Tax distributions paid to members	—	(4,984)

Net cash used in financing activities from continuing operations	(13,491)	(5,551)
Net cash used in financing activities from discontinued operations	—	(10)

Net cash used in financing activities	(13,491)	(5,561)

Effect of exchange rates on cash	219	(133)

Change in cash and cash equivalents	(38,040)	(10,523)
Cash and cash equivalents, beginning of period	61,444	72,705

Cash and cash equivalents, end of period	$23,404	$62,182

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$11,058	$11,520
Foreign income taxes	1,304	2,140
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(in thousands of dollars)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp. (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and six months ended July 3, 2011 and July 4, 2010 have been included. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Registration Statement on Form S-4, as amended, for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. The consolidated balance sheet dated December 31, 2010 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. We have reclassified certain prior year amounts to conform with our current year presentation. Operating results for the three and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2011.
Recent Accounting Pronouncements
Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Boards (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update will be effective for us beginning on January 1, 2012. We do not expect the adoption of ASU 2011-05 to have a material impact on our operating results or financial position.
Fair Value Measurement — In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of existing fair value measurement requirements, such as specifying that the concepts of the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The amendment is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact this amendment will have, if any, on our financial statements.
Milestone Method of Revenue Recognition — In April 2010, the FASB issued authoritative guidance which allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The adoption of this guidance had no impact on our consolidated financial statements.
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
Additionally, our net loss for the three months ended July 4, 2010 decreased from $(2,962) to $(2,922) and for the first six months of 2010 decreased from $(594) to $(515) due to a reduction on our tax provision. Our accumulated deficit as of December 31, 2010 decreased from $(136,911) to $(135,187) to include the historical net income impact of the revision. Based on an analysis of qualitative and quantitative factors, this error was deemed immaterial to all periods previously reported.
Note 2 — Discontinued Operations
On December 1, 2010, we closed a non-core business located in Delhi, Louisiana, Colt Rapid Mat, which was engaged in the manufacture and sale of runway repair systems. Accordingly, Colt Rapid Mat is presented as a discontinued operation in the consolidated financial statements. There was no buyer for this business and no significant proceeds from the disposition of its assets. In addition, there were no significant costs nor on-going commitments associated with the closure.
The following table summarizes the components of the discontinued operations for Colt Rapid Mat:

	Three Months Ended	Six Months Ended
	July 4, 2010	July 4, 2010
Net sales	$—	$—
Loss from discontinued operations	(302)	(589)
Additionally, included in the loss from discontinued operations in the Consolidated Statements of Operations is a net loss attributed to non-controlling interest of $23 and $46 for the three and six months ended July 4, 2010, respectively.
Note 3 — Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts of $12 and $216 at July 3, 2011 and December 31, 2010, respectively.
Note 4 — Inventories
Inventories consist of:

	July 3, 2011	December 31, 2010
Materials	$25,015	$19,338
Work in process	12,611	10,257
Finished products	10,155	2,046

	$47,781	$31,641

Note 5 — Notes Payable and Long-term Debt
On November 10, 2009, Colt Defense LLC (Parent), our parent company, and Colt Finance Corp, a 100%-owned finance subsidiary of Parent, jointly and severally co-issued $250,000 of unsecured senior notes (“the senior notes”). Proceeds from the offering of the senior notes were used to repay the outstanding balances of our then outstanding senior secured credit facility and senior subordinated notes ($189,281), settle outstanding interest rate swap agreements ($5,395), pay a prepayment premium on our senior subordinated notes ($581), pay bank legal costs associated with the prepayment ($9) and pay financing costs ($12,848). The balance of the proceeds was available for general corporate purposes.
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
The outstanding loan balances at July 3, 2011 and December 31, 2010 were as follows:

	July 3, 2011	December 31, 2010
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,990)	(3,162)

	247,010	246,838
Less: current portion	—	—

	$247,010	$246,838

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Effective interest rate	9.0%	9.1%	9.0%	9.1%
Amortization of discount	$86	$78	$172	$158
Amortization of deferred financing costs	$363	$458	$726	$916
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
We are subject to a non-financial condition covenant limiting our maximum capital expenditures made in the ordinary course of business in any year to $10,000, with provisions to carryover up to $5,000 of the unused amounts to the succeeding year. We were in compliance with this non-financial condition covenant as of and through July 3, 2011.
As of July 3, 2011, there were $632 standby letters of credit outstanding against the $10,000 letter of credit facility.
Note 6 — Warranty Costs
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
A summary of warranty reserve activity follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Balance, at beginning of period	$129	$104	$116	$93
Net provision charged to operations	9	12	23	25
Payments	—	(9)	(1)	(11)

Balance, at end of period	$138	$107	$138	$107

Note 7 — Income Taxes
As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. Our Canadian operation files separate income tax returns in Canada. In any year in which U.S. taxable income is allocated to the members, and to the extent the Board of Directors determines that sufficient funds are available, distributions to members equal to 45% of the highest taxable income allocated to any one unit shall be made.
The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Current	$776	$495	$1,958	$989
Deferred	(119)	(74)	(162)	(115)

Total	$657	$421	$1,796	$874

Note 8 — Colt Defense LLC Deficit
Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of July 3, 2011 and December 31, 2010 were 132,174. No preferred units have been issued.
In February 2010, our board declared a special distribution to members up to a maximum amount of $15,606. During the first quarter of 2011, the final liability was determined to be $12,889. The reduction in the liability was recognized in accumulated deficit. This distribution was made during the second quarter of 2011.
Note 9 — Pension, Savings and Postretirement Benefits
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
Effective January 1, 2009, we froze the pension benefits under the salaried defined benefit plan. Accordingly, participants retain the pension benefits already accrued, but no additional benefits will accrue after the effective date of the freeze.
The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$72	$87	$144	$206
Interest cost	273	281	545	560
Expected return on assets	(387)	(346)	(775)	(697)
Amortization of unrecognized prior service costs	43	43	85	85
Amortization of unrecognized loss	124	79	247	167

Net periodic cost	$125	$144	$246	$321

The components of cost recognized in our Consolidated Statements of Operations for our post-retirement health plan are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$64	$76	$129	$148
Interest cost	167	170	334	338
Curtailment (gain)	—	(407)	—	(407)
Amortization of unrecognized prior service costs	(71)	(78)	(142)	(169)
Amortization of unrecognized loss	2	3	3	3

Net periodic cost	$162	$(236)	$324	$(87)

In connection with the renewal of our collective bargaining agreement in 2007, effective April 1, 2007, we capped our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2010, the cost per month was $212 (not in thousands) per employee. For the six months ended July 3, 2011, the cost per month was $207 (not in thousands) per employee.
Note 10 — Transactions with Related Parties
We have a financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management LLC. Under the terms of the agreement, we also reimburse expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the associated expenses are recorded within general and administrative expenses.
We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total value transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,261 at July 3, 2011 and $1,311 at December 31, 2010.
Effective July 1, 2007, we entered into a service agreement with Colt’s Manufacturing, an affiliate entity, which provides for remuneration for certain factory accounting, data processing and management services provided by us to Colt’s Manufacturing. Since January 1, 2009, the annual fee has been $430. In May 2011, we signed a memorandum of understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles in the commercial market.

We also lease our West Hartford facility from an affiliate and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC (“Security”), a wholly owned subsidiary of E-Plan Holding, provides security guard services to us.
Note 11 — Commitments and Contingencies
A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	July 3, 2011	December 31, 2010
Standby letters of credit secured by restricted cash	$1,358	$654
Standby letters of credit secured by Revolver	632	632
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	804	804
At July 3, 2011 and December 31, 2010, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $924 and $950, respectively.
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
Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At July 3, 2011 and December 31, 2010, our remaining gross offset purchase commitments totaled $44,976 and $25,807, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment. We have accrued $685 and $412 as of July 3, 2011 and December 31, 2010, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.
We are involved in various legal claims and disputes in the ordinary course of our business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Note 12 —Segment Information
Our small arms weapons systems segment represents our core business, as substantially all of our operations are conducted through this segment. Our small arms weapons systems segment consists of two operating segments which have similar economic characteristics and have been aggregated into the Company’s only reportable segment. The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally. In addition, we sell rifles and carbines to our affiliate, Colt’s Manufacturing, which resells them into the commercial market.
Management uses Adjusted EBITDA from continuing operations to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA from continuing operations of the small arms weapons systems segment.
The following table represents a reconciliation of Adjusted EBITDA from continuing operations to net (loss) income from continuing operations:

	Three Months Ended		Six Months Ended
Statement of Operations Data:	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Adjusted EBITDA from continuing operations	$5,833	$5,149	$12,772	$16,470
Provision for foreign income taxes	(657)	(421)	(1,796)	(874)
Depreciation and amortization (i)	(1,375)	(1,134)	(2,745)	(2,190)
Interest expense	(5,972)	(6,222)	(12,057)	(12,635)
Sciens fees and expenses (ii)	(102)	(108)	(235)	(216)
Other income (expense), net (iii)	386	116	415	(481)

Net (loss) income from continuing operations	$(1,887)	$(2,620)	$(3,646)	$74

(i)	Includes depreciation and amortization of intangible assets.

(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management.

(iii)	Includes expenses incurred in connection with prior refinancing activities, transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses, service income from an affiliate and other less significant charges not related to on-going operations.
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
The table below presents net sales for specific geographic regions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
United States	$16,297	$27,994	$36,991	$65,423
Canada	3,909	3,192	10,232	9,855
Europe	10,754	7,165	22,747	14,103
Latin America	1,312	3,539	2,862	5,381
Asia/Pacific	2,082	870	10,012	4,259
Middle East	2,196	1,732	2,203	1,810

	$36,550	$44,492	$85,047	$100,831

Long-lived assets are net fixed assets attributed to specific geographic regions:

	July 3, 2011	December 31, 2010
United States	$17,853	$18,538
Canada	3,859	3,203

	$21,712	$21,741

Major Customer Information
During the three months ended July 3, 2011 and July 4, 2010, sales to the U.S. government accounted for 27% and 55% of net sales, respectively. Sales to the U.S. government for the six months ended July 3, 2011 and July 4, 2010 represented 32% and 58% of net sales, respectively.
For the three and six months ended July 3, 2011, one direct foreign customer accounted for 11% and 14% of net sales, respectively. No sales to any one direct foreign customer exceeded 10% of net sales for either the three or six months ended July 4, 2010.
Note 13 — Concentration of risk
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable. Accounts receivable due from our most significant customers were:

	July 3, 2011	December 31, 2010
United States Government	$4,390	$1,838
Government of Netherlands	4,402	4,211
Government of Canada	1,280	1,082
Government of Denmark	112	4,745
Government of Thailand	7,247	—
Government of Norway	2,857	—
Note 14 — Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,010 and $246,838 at July 3, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $215,625 and $183,425 at July 3, 2011 and December 31, 2010, respectively, was based on quoted market prices.
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
As of July 3, 2011 and December 31, 2010, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or six months ended July 3, 2011.
Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2009	$322	$(7,606)	$1,246	$(6,038)
Pension liability	85	(733)	—	(648)
Change in post-retirement health liability	(578)	(151)	—	(729)
Currency translation	—	—	(414)	(414)

Balance, July 4, 2010	(171)	(8,490)	832	(7,829)

Balance, December 31, 2010	(201)	(8,898)	2,659	(6,440)
Pension liability	85	247	—	332
Change in post-retirement health liability	(142)	3	—	(139)
Currency translation	—	—	1,006	1,006

Balance, July 3, 2011	$(258)	$(8,648)	$3,665	$(5,241)

Comprehensive loss for the three months ended July 3, 2011 and July 4, 2010 was $1,840 and $5,694, respectively.
Comprehensive loss for the six months ended July 3, 2011 and July 4, 2010 was $2,447 and $2,306, respectively.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Registration Statement on Form S-4 for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.
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
Overview of Our Business
We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world. Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan.
We are currently the U.S. military’s sole supplier of the M4 carbine, the U.S. Army’s standard issue rifle, the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle, and a supplier of small arms weapons systems to U.S., Canadian and international law enforcement agencies. In addition, we sell rifles and carbines to our affiliate, Colt’s Manufacturing, which resells them into the commercial market. Furthermore, our development and sales of M4 carbines and the more than 45 years of sales of M16 rifles, have resulted in a global installed base of more than 7.0 million of these small arms weapons systems. Our expertise in developing small arms weapons systems enables us to integrate new technologies and features into the large installed base, and diversify our revenue sources by adding related products and services, investing in new technologies and seeking strategic acquisitions, co-production opportunities and other alliances. Widely-recognized brand name loyalty and weapons already in stock play a significant role in the selection process of our customers. We have been a leading supplier of small arms weapons systems to the U.S. military since the Mexican-American War in 1847 and have supplied our products to international customers for nearly as long.
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
Results of Operations
The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2011%		July 4, 2010%		July 3, 2011%		July 4, 2010%
Statement of Operations Data:
Net sales	$36,550	100.0%	$44,492	100.0%	$85,047	100.0%	$100,831	100.0%
Cost of sales	25,535	69.9	33,680	75.7	60,960	71.7	73,485	72.9

Gross profit	11,015	30.1	10,812	24.3	24,087	28.3	27,346	27.1

Selling and commissions	2,393	6.5	2,421	5.5	5,689	6.7	5,107	5.1
Research and development	1,442	3.9	1,423	3.2	2,169	2.6	2,392	2.4

	Three Months Ended				Six Months Ended
	July 3, 2011%		July 4, 2010%		July 3, 2011%		July 4, 2010%
General and administrative	2,686	7.3	2,924	6.6	6,163	7.2	5,510	5.5
Amortization of purchased intangibles	138	0.4	137	0.3	274	0.3	273	0.3

Operating income	4,356	11.9	3,907	8.8	9,792	11.5	14,064	13.9

Interest expense	5,972	16.3	6,222	14.0	12,057	14.2	12,635	12.5
Other (income) expense, net	(386)	(1.1)	(116)	(0.3)	(415)	(0.5)	481	0.5

Nonoperating expenses	5,586	15.3	6,106	13.7	11,642	13.7	13,116	13.0

(Loss) income from continuing operations before provision for foreign income taxes	(1,230)	(3.4)	(2,199)	(4.9)	(1,850)	(2.2)	948	0.9
Provision for foreign income taxes	657	1.8	421	0.9	1,796	2.1	874	0.9

(Loss) income from continuing operations	(1,887)	(5.2)	(2,620)	(5.9)	(3,646)	(4.3)	74	0.1
Loss from discontinued operations	—	0.0	(302)	(0.7)	—	0.0	(589)	(0.6)

Net loss	(1,887)	(5.2)	(2,922)	(6.6)	(3,646)	(4.3)	(515)	(0.5)
Less: net loss attributable to non-controlling interest	—	0.0	(23)	(0.1)	—	0.0	(46)	0.0

Net loss attributable to Colt Defense LLC members	$(1,887)	(5.2)%	$(2,899)	(6.5)%	$(3,646)	(4.3)%	$(469)	(0.5)%

Three and Six Months Ended July 3, 2011 Compared to the Three and Six Months Ended July 4, 2010
Net Sales
The following table shows net sales for the three and six months ended July 3, 2011 and July 4, 2010, respectively, by product category (dollars in thousands):

	Three Months Ended			Six Months Ended
			%			%
	July 3, 2011	July 4, 2010	Change	July 3, 2011	July 4, 2010	Change

Weapons systems	$22,456	$31,506	(28.7)%	$52,951	$72,648	(27.1)%
Spares / other	14,094	12,986	8.5%	32,096	28,183	13.9%

Total	$36,550	$44,492	(17.9)%	$85,047	$100,831	(15.7)%

Net sales for the three months ended July 3, 2011 were $36.6 million, a decrease of $7.9 million, or 17.9%, from $44.5 million in the comparable prior year period. Net sales for the six months ended July 3, 2011 were $85.0 million, a decrease of $15.8 million, or 15.7%, from $100.8 million in the comparable prior year period.
Weapons systems sales declined by $9.1 million to $22.5 million in the second quarter of 2011 and by $19.7 million to $53.0 million in the first six months of 2011 compared to the same periods in 2010. This was mainly due to a decrease in sales of carbines to the U.S. Government of $13.0 million in the second quarter of 2011 and $31.1 million in the first six months of 2011, from the comparable periods in 2010, due to the expiration of our M4 IDIQ contract on December 31, 2010. This decline was partially mitigated by increased weapons systems sales to international, law enforcement and commercial markets as a direct result of our strategy to diversify our sales base.
Spares/other sales increased 8.5% to $14.1 million in the second quarter of 2011 and 13.9% to $32.1 million in the first six months of 2011 compared to the same periods in 2010. The increase in spares/other sales is due to higher international sales to several countries.
Cost of Sales/Gross Profit
Gross margin for the three months ended July 3, 2011 increased to 30.1% from 24.3% for the three months ended July 4, 2010. For the first six months of 2011, gross margin increased to 28.3% from 27.1% for the first six months of 2010. Several factors drove the year over year gross margin improvement. For each of the 2011 periods presented, a favorable sales channel mix generated higher margins versus last year. In addition, our West Hartford facility benefited from lower expenses related to inventory reserves and higher production levels in the second quarter of 2011 compared to the same period of the prior year.
Selling and Commissions Expense
For the three months ended July 3, 2011, selling and commission expenses of $2.4 million, were in line with the expenses for the three months ended July 4, 2010. For the first six months of 2011, selling and commission expenses increased by $0.6 million to $5.7 million compared to the same period in 2010. The increase was primarily due to higher commission expense as a result of stronger direct foreign sales in 2011.
Research and Development
For the three months ended July 3, 2011, research and development expenses of $1.4 million, were in line with the expenses for the three months ended July 4, 2010. For the first six months of 2011, research and development expenses decreased by $0.2 million to $2.2 million compared to the same period in 2010.
General and Administrative Expense
During the three months ended July 3, 2011, general and administrative costs were $2.7 million, a decrease of $0.2 million versus the comparable three months in 2010. The decrease in the second quarter of 2011 was mainly due to lower compensation and benefits and legal expenses. General and administrative costs increased $0.7 million from $5.5 million for the six months ended July 4, 2010 to $6.2 million for the six months ended July 3, 2011. For the six month period, the year over year increase was mainly driven by increased outside professional fees related to the filing of our Registration Statement on Form S-4 and the project costs associated with our requirements to be compliant with Section 404 of the Sarbanes-Oxley Act by the end of fiscal 2012.
Interest Expense
Our interest expense for the three months ended July 3, 2011 was $6.0 million, a decrease of $0.2 million from $6.2 million in the three months ended July 4, 2010. For the first six months of 2011, interest expense was $12.1 million, a $0.5 million decrease from $12.6 million in the first six months of 2010. In 2010, we had a $50 million revolving credit facility, but in 2011 we only had a $10 million letter of credit facility. The interest expense and amortization of deferred financing fees to interest expense is lower in 2011 as a result of the smaller credit facility.
Other (Income) Expense
For the three months ended July 3, 2011, we had other income of $0.4 million compared to other income of $0.1 million for the three months ended July 4, 2010. For the six months ended July 3, 2011, we had other income of $0.4 million compared to other expense of $0.5 million for the six months ended July 4, 2010. For both periods, the positive year over year change is primarily attributable to favorable foreign currency gains and lower merger & acquisition expenses in 2011 compared to 2010.
Income Taxes
We are not subject to U.S. federal or state income taxes. For the second quarter of 2011, we had foreign income tax expense of $0.7 million compared to $0.4 million for the second quarter of 2010. Our effective tax rate for the second quarter of 2011 was 53.4% compared to an effective tax rate of 19.9% for the second quarter of 2010. For the six months ended July 3, 2011, we had foreign income tax expense of $1.8 million and an effective tax rate of 97.1% compared to foreign income tax expense of $0.9 million and an effective tax rate of 92.2% for the six months ended July 4, 2010.
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
Discontinued Operations
We dissolved Colt Rapid Mat as of December 31, 2010. For the three months and six months ended July 4, 2010, we recognized a loss from this discontinued operation of $0.3 million and $0.6 million, respectively.

Liquidity and Capital Resources
Our primary liquidity requirements are for debt service, working capital and capital expenditures. We have historically funded these requirements through internally generated operating cash flow. Our cash requirements for working capital are principally to fund accounts receivable and inventory. U.S. Government receivables, which have historically constituted the majority of our accounts receivable, are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables, a growing portion of our receivable base, tend to experience a longer collection cycle. To date, we have not experienced any significant credit losses.
Historically, we have shipped our products as soon as manufacturing and testing was completed. As a result, we have had low levels of finished products inventory. However, certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our finished goods inventory levels. We experienced higher inventory levels at the end of the second quarter of 2011 as a result of these orders. Our cash generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and the timing of the collection of accounts receivable and our investment in inventory. Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income, as defined, for the applicable period. Our Governing Board may also from time to time declare other distributions to our members. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.
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
The outstanding notes do not have any financial condition covenants which require us to maintain compliance with any financial ratios or measurements, however, there are cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20.0 million or more. The outstanding notes do contain covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. Under certain circumstances, we are required to make an offer to purchase our notes offered hereby at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain asset dispositions. In addition, the indenture restricts our ability to pay dividends or make other restricted payments (as defined in the indenture) to our members, subject to certain exceptions, unless certain conditions are met, including that (1) no default under the indenture shall have occurred and be continuing, (2) we shall be permitted by the indenture to incur additional indebtedness and (3) the amount of the dividend or payment may not exceed a certain amount based on, among other things, our consolidated net income. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months.
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
Under the letter of credit facility, we continue to be subject to a covenant limiting our maximum capital expenditures made in the ordinary course of business in any year to $10.0 million, with provisions to carryover up to $5.0 million of the unused amount to the succeeding year. As of July 3, 2011, we are in compliance with this covenant. The letter of credit facility matures on January 31, 2014. At July 3, 2011, we had $0.6 million of standby letters of credit outstanding against the letter of credit facility.
At July 3, 2011, we had cash and cash equivalents totaling $23.4 million. We believe our existing cash balances and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.
Cash Flows
The following table sets forth our consolidated cash flows for the six months ended July 3, 2011 and July 4, 2010, respectively ($ in thousands):

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash used in operating activities	$21,854	$1,050
Cash used in investing activities	2,914	3,779
Cash used in financing activities	13,491	5,561

Cash Flows Provided by Operating Activities
Net cash used by operating activities for the six months ended July 3, 2011 was $21.9 million, compared to net cash used by operating activities of $1.1 million for the six months ended July 4, 2010. This unfavorable variance was partly due to a net loss of $3.6 million in 2011 compared to a net loss of $0.5 million in 2010.
During the first six months of 2011, we also used $21.5 million of cash to fund changes in operating assets and liabilities as compared to $3.7 million to fund changes in operating assets and liabilities during the first six months of 2010. In the first six months of 2011, we used $15.8 million to fund an increase in inventory primarily related to several large orders that we expect to ship in the second half of this year.
Additionally in the first six months of 2011, accounts receivable increased by $12.0 million. The increase in accounts receivable in 2011 was partially due to the timing of sales in the quarters. In December of 2010, we had a plant shutdown at the end of the year. As a result, most of our shipments occurred earlier in the month of December and many of our U.S. Government receivables were paid before the end of the year. In contrast, we billed $4.2 million to the U.S. Government in the last week of June 2011. In addition, our recent efforts to increase law enforcement and commercial sales resulted in increased shipments in the second quarter of 2011, with $2.1 million shipping in the last week of the second quarter of June 2011. The increase in accounts receivable in the second quarter of 2011 was also related to increased international sales, some of which had longer collection cycles. At the end of June 2011, we had $7.2 million outstanding on an international sale from the end of the first quarter, which was subsequently collected in the first week of July 2011.
The increases in accounts receivable and inventory were partially offset by increases in accounts payable and accrued expenses and other liabilities, net. The increase in accounts payable and accrued expenses is mainly due to increased accounts payable, which is related to our higher inventory levels. The increase in other liabilities, net is primarily due to increased customer deposits.
In the first six months of 2010, we used $3.7 million to fund changes in operating assets and liabilities. Accounts payable and accrued expenses decreased by $7.3 million, primarily due to a significant decline in sales from the fourth quarter of 2009 to the second quarter of 2010. The decline in accounts payable and accrued expenses was partially offset by a $2.7 million decrease in accounts receivable, which was also related to lower sales and a $0.9 increase on other liabilities, net, which was attributable to increased deferred revenue at Colt Canada.
Cash Flows Used in Investing Activities
Net cash used in investing activities for both periods presented were principally for capital expenditures. These capital expenditures reflect our ongoing initiative to expand our manufacturing capabilities, upgrade our machinery and equipment and improve our overall manufacturing efficiency. We expect our full-year capital expenditures for 2011 to be approximately $5.0 — $7.0 million.
Capital expenditures for the six months ended July 3, 2011 were $2.2 million, which included $1.4 million for the purchase of equipment associated with contracts awarded for new products including the M240 machine gun and M249 barrel. For the six months ended July 4, 2010, capital expenditures were $4.1 million, primarily for manufacturing machinery and equipment to modernize our West Hartford facility and to support new contracts.
In addition to our capital expenditures, we used $0.7 million of cash to fund an increase in restricted cash to secure standby letters of credit during the first six months of 2011. This compares to a $0.3 million decrease in restricted cash during the first six months of 2010.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $13.5 million for the first six months of 2011 compared to $5.6 million for the first six months of 2010. Payments on capital lease obligations were $0.6 million in both years. For the first six months of 2011, we paid a $12.9 million distribution to our members compared to a $5.0 million tax distribution to our members in the first six months of 2010.
Backlog
Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 31.0% from $165.7 million at December 31, 2010 to $217.0 million at July 3, 2011, primarily due to a large international order that we received during the first quarter of 2011. We expect approximately 67% of our backlog of orders as of July 3, 2011 to be shipped over the next twelve months.

Recent Issued Accounting Standards
Presentation of Comprehensive Income — In June 2011, the Financial Standards Boards (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update will be effective for us beginning on January 1, 2012. We do not expect the adoption of ASU 2011-05 to have a material impact on our operating results or financial position.
Fair Value Measurement — In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of existing fair value measurement requirements, such as specifying that the concepts of the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The amendment is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact this amendment will have, if any, on our financial statements.
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
Contractual Obligations
As of July 3, 2011, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposure
We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions. As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure. In our Consolidated Statements of Operations, we have foreign currency gains of $0.3 million for the six months ended July 3, 2011 and foreign currency losses of $0.3 million for the six months ended July 4, 2010. The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures
We had no variable rate debt outstanding at July 3, 2011.
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
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 3, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
A significant portion of our net sales is derived from a limited number of customers. For the six months ended July 3, 2011, our top ten customers represented approximately 87% of our net sales. Our two largest customers accounted for approximately 46% of our net sales for the six months ended July 3, 2011. Although we expect sales to those two customers to continue to decrease as a percentage of total net sales for the full year ending December 31, 2011, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers. If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products, our business would be materially and adversely affected.
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
The U.S. or Canadian Government, or a foreign government, may decide to reduce government defense spending in the programs in which we participate. Sovereign budget deficits are likely to put long-term pressure on defense budgets in many of the European countries to which we sell our products. There can be no assurances that the amount spent on defense by countries to which we sell our products will be maintained or that individual defense agencies will allocate a percentage of their budget for the purchase of small arms. The loss of, or significant reduction in, government funding, for any program in which we participate, could have a material adverse effect on our sales and earnings and thus negatively affect our business.
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

In addition, we are subject to business risks specific to companies engaged in supplying defense-related equipment and services to the U.S. Government and other governments. These risks include the ability of the U.S. Government and other government counterparties to suspend or permanently prevent us from receiving new contracts or from extending existing contracts based on violations or suspected violations of procurement laws or regulations, terminate our existing contracts or not purchase the full agreed-upon number of small arms weapons systems or other products to be delivered by us.
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
Net direct sales to customers outside the United States accounted for approximately 56.8% of our net sales for the six months ended July 3, 2011. We intend to continue expanding our international presence, which we expect to grow at a faster rate than our U.S. sales. Expanding our international presence will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets. Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations. Any further international expansion will likely intensify our risks associated with conducting international operations, including:
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
Some countries that we are or are planning on doing business with impose offset purchase commitments, or industrial cooperation commitments in return for purchasing our products and services. These commitments vary from country to country and generally require us to commit to make direct or indirect purchases, investments or other satisfaction methods of an investment in the local economy The gross amount of the offset purchase commitment is typically a function of the value of the related sales contract to date. Although certain approved purchases qualify for a multiplier of satisfaction, failure to timely satisfy the purchase commitment also can lead to a penalty of additional offset purchase requirements based on a multiplier. Each offset program is measured against a schedule that requires performance within a specified period. Some countries we do business with require a direct investment in the country, often by in-country manufacture of part or all of the products sold, the transfer of manufacturing technology or both. Others allow for offsets to be satisfied indirectly by our purchasing unrelated products manufactured in-country. Sometimes, offset purchase commitments can be traded to other parties holding credits, but doing so incurs a transaction cost that is typically 3% of the commitment. For certain countries we may do business with in the future, the commitment cannot be traded and must be fulfilled with direct or indirect purchases. Failure to satisfy offset purchase commitments can result in penalties or blacklisting against awards of future contracts. We have paid penalties that were assessed by foreign governments and incurred transaction costs to trade credits to satisfy offset purchase commitments in the past. We may be subject to future penalties or transaction costs or even disbarment from doing business with a government.
In order for us to sell our products overseas, we are required to obtain certain licenses or authorizations, which we may not be able to receive or retain.
Export licenses are required for us to export our products from the United States and Canada and issuance of an export license lies within the discretion of the issuing government. In the United States, substantially all of our export licenses are processed and issued by the Directorate of Defense Trade Controls (“DDTC”) within the U.S. Department of State. In the case of large transactions, DDTC is required to notify Congress before it issues an export license. Congress may take action to block the proposed sale. As a result, we may not be able to obtain export licenses or to complete profitable contracts due to domestic political or other reasons that are outside of our control. We cannot be sure, therefore, of our ability to obtain the governmental authorizations required to export our products. Furthermore, our export licenses, once obtained, may be terminated or suspended by the U.S. or Canadian Government at any time. Failure to receive required licenses or authorizations or any termination or suspension of our export privileges could have a material adverse effect on our financial condition, results of operations and cash flow.
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
The United Automobile, Aerospace & Agricultural Implement Workers of America (“UAW”) represents our West Hartford work force pursuant to a collective bargaining agreement that expires on March 31, 2012. It is possible that a new agreement to replace the expiring agreement will not be reached without a work stoppage or strike or will not be reached on terms satisfactory to us. Labor organizing activities could result in additional employees becoming unionized. Any prolonged work stoppage or strike at either of our manufacturing facilities or unexpected increases in labor costs could materially harm our results of operations. Additionally, the workforce of Colt’s Manufacturing, an affiliate of one of our sponsors that we do not control, shares space with us at our West Hartford manufacturing facility, and is subject to the same UAW collective bargaining agreement as our West Hartford employees. Labor stoppages may occur in the future. Union action asserted against Colt’s Manufacturing could also adversely affect our operations.
We may incur higher employee medical costs in the future.
Our employee medical plans are self-insured. As of July 3, 2011, the average age of the production employees working in our West Hartford, CT facility is 55 years. Approximately 25% of those employees are age 65 or over. While our medical costs in recent years have generally increased at the same level as the national average, the age of our workforce could result in higher than anticipated future medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.
We may be unable to realize expected benefits from our cost reduction efforts and our profitability may be hurt or our business otherwise might be adversely affected.
In order to operate more efficiently and control costs, we have historically and continue to evaluate various cost reduction initiatives, including workforce reductions. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or cost saving actions in the future. If we do not successfully manage these activities, the expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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
Through their respective affiliates Sciens Management LLC and funds managed by an affiliate of The Blackstone Group, L.P., beneficially own a substantial portion of the Company’s limited liability company interests. Under the terms of the Company’s limited liability company agreement, our sponsors and our union have the right to appoint our Governing Board and our sponsors, subject to maintaining certain equity ownership levels, have specified veto or approval rights which may be exercised in their discretion. As such, our sponsors have the ability to prevent specified transactions that might be in the best interests of the noteholders or to cause the Company to engage in transactions in which the sponsors have interests that might conflict with the interests of the noteholders. Members of the Company’s Governing Board are not required to abide by the same standard of care under the Delaware Limited Liability Company Act as the standard of care required of directors of a Delaware corporation. Additionally, Sciens Management LLC and The Blackstone Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may directly or indirectly compete with or otherwise be adverse to us. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We may have to utilize significant cash to meet our unfunded pension obligations, and post-retirement health care liabilities and these obligations are subject to increase.
Our union employees at our West Hartford facility participate in our defined benefit pension plan. We also have a salaried pension plan, the benefits of which were frozen on January 1, 2009. At July 3, 2011, our aggregate unfunded pension liability totaled $1.2 million. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount and, under certain circumstances, the liability could be senior to the notes.
We also have a post-retirement health plan for our union employees. The post-retirement health plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with the renewal of our collective bargaining agreement in 2004, we capped the monthly cost of providing retiree health care benefits at approximately $206 (not in thousands) per employee per month. In connection with the renegotiation of our union contract effective April 2007, the cap was raised to approximately $250 (not in thousands) per employee per month. For the six months ended July 3, 2011, the cost per employee per month was $207 (not in thousands). The unfunded post-retirement health care benefit obligation was $12.4 million at July 3, 2011.
Because we are not currently subject to the reporting requirements of the Securities Exchange Act of 1934 or the Sarbanes-Oxley Act of 2002, we have not, either alone or with our auditors, performed an evaluation or an audit of our internal controls over financial reporting.
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
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.
We now have, and will continue to have, a substantial amount of indebtedness, which requires significant principal and interest payments. As of July 3, 2011, we had approximately $248.8 million of debt outstanding. Such amounts do not include $9.4 million of borrowings available under our letter of credit as of July 3, 2011. As of July 3, 2011, we had a total deficit of approximately $141.4 million.
Our significant amount of indebtedness could have important consequences to holders of the notes. For example, it could:
•	make it more difficult for us to pay our debts, including payment on the notes, as they become due, especially during general negative economic and market industry conditions because if our net sales decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments;

•	increase our vulnerability to adverse economic, regulatory and general industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt;

•	limit our ability to obtain additional debt or equity financing, particularly in the current economic environment; and

•	increase our cost of borrowing.
Despite our current levels of debt, we may still incur substantially more debt. This could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture and our letter of credit facility do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to holders of our notes. For example, we have up to $9.4 million of availability under our letter of credit facility. All of those borrowings are secured indebtedness.

Although covenants under the indenture governing the notes and the letter of credit facility limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we add new debt to our current debt levels, the related risks that we now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the notes. The subsidiaries that guarantee the notes are also guarantors under the letter of credit facility.
We may not be able to generate enough cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on, or to refinance, our debt and to fund planned capital expenditures and pursue our acquisition strategy will depend on our ability to generate cash. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flows from operations to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we will be permitted to make certain distributions to our members, including distributions in amounts based on their allocated taxable income and gains. Any such payments may reduce our ability to make payments on our debt, including the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We may not be able to take any of these actions, these actions may not be successful enough to permit us to meet our scheduled debt service obligations or these actions may not be permitted under the terms of our existing or future debt agreements, including the letter of credit facility or the indenture that will govern the notes. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The letter of credit facility and the indenture that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our letter of credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which could result in holders of our notes losing their investment in our notes.
Our ability to bid for large contracts may depend on our ability to obtain performance guarantees from financial institutions.
In the normal course of our business we may be asked to provide performance guarantees to our customers in relation to our contracts. Some customers may require that our performance guarantees be issued by a financial institution in the form of a letter of credit, surety bond or other financial guarantee. A deterioration of our credit rating and financial position may prevent us from obtaining such guarantees from financial institutions or make the process more difficult or expensive. If we are not able to obtain performance guarantees or if such performance guarantees were to become expensive, we could be prevented from bidding on or obtaining certain contracts or our profit margins with respect to those contracts could be adversely affected, which could in turn have a material adverse effect on our revenue, financial condition and results of operations.
We may not be able to finance a change of control offer required by the indenture.
If we were to experience specific kinds of change of control events, we are required to offer to purchase all of the notes then outstanding at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. If a change of control were to occur, we may not have sufficient funds to purchase the notes. In fact, we expect that we would require third-party debt or equity financing to purchase all of such notes, but we may not be able to obtain that financing on favorable terms or at all. Further, our ability to repurchase the notes may be limited by law.
Any of our future senior secured indebtedness, including our letter of credit facility, would likely restrict our ability to repurchase the notes, even when we are required to do so by the indenture in connection with a change of control. A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt. The inability to repay such debt, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

Any of our future senior secured indebtedness, including our letter of credit facility, would likely restrict our ability to repurchase the notes, even when we are required to do so by the indenture in connection with a change of control. A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt. The inability to repay such debt, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.
Holders of the notes may not be able to determine when a change of control giving rise to their right to have the notes repurchased has occurred following a sale that potentially constitutes a sale of “substantially all” of our assets.
The definition of change of control in the indenture governing the notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of notes to require us to repurchase its notes as a result of a sale of less than all of our assets to another person may be uncertain.

Item 6. Exhibits
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other fillings.

10.1	Memorandum of Understanding Regarding Distribution of Colt Law Enforcement and Commercial Rifles, dated as of May 1, 2011, between Colt Defense LLC and Colt’s Manufacturing Company LLC*

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3	Certification of Cynthia J. McNickle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document* (File name: coltdef-20110703.xml)

101.SCH	XBRL Taxonomy Extension Schema Document* (File name: coltdef-20110703.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (Filename: coltdef-20110703_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* (File name: coltdef-20110703_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (File name: coltdef-20110703_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (File name: coltdef-20110703_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 3, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended July 3, 2011 and July 4, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010 and (iv) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 3rd day of August, 2011.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty

Scott B. Flaherty
Senior Vice President and Chief Financial Officer