Form 10-Q
period 2011-10-02
Colt Defense LLC; Colt Finance Corp.
filed 2011-11-02
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 333-171547

Colt Defense LLC

Colt Finance Corp.

(Exact name of Registrant as specified in its charter)

Delaware	32-0031950
Delaware	27-1237687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

547 New Park Avenue, West Hartford, CT	06110
(Address of principal executive offices)	(Zip Code)

(860) 232-4489

(Registrant’s telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of November 1, 2011 was none.

COLT DEFENSE LLC

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	October 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,418	$61,444
Restricted cash	2,051	671
Accounts receivable, net	21,126	15,218
Inventories	43,325	31,641
Other current assets	1,521	2,709
Total current assets	106,441	111,683

Property and equipment, net	21,467	21,741
Goodwill	14,491	14,950
Intangible assets with finite lives, net	6,710	7,484
Deferred financing costs	9,851	9,452
Other assets	2,080	2,277
Total assets	$161,040	$167,587

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$1,214	$1,229
Accounts payable	11,375	9,180
Accrued expenses	9,280	7,270
Pension and retirement obligations - current portion	893	893
Accrued interest	8,407	2,862
Customer advances and deferred income	8,376	9,185
Accrued distributions to members	—	15,606
Total current liabilities	39,545	46,225

Long-term debt, less current portion	247,098	246,838
Capital lease obligations	250	1,148
Pension and retirement liabilities	12,419	13,261
Other long-term liabilities	1,532	1,742
Total long-term liabilities	261,299	262,989
Total liabilities	300,844	309,214
Commitments and Contingencies (Note 11)
Deficit:
Accumulated deficit	(132,711)	(135,187)
Accumulated other comprehensive loss	(7,093)	(6,440)
Total deficit	(139,804)	(141,627)
Total liabilities and deficit	$161,040	$167,587

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Net sales	$58,877	$30,685	$143,924	$131,516
Cost of sales	40,015	24,859	100,975	98,344
Gross profit	18,862	5,826	42,949	33,172
Selling and commissions	2,530	1,683	8,219	6,790
Research and development	1,448	1,218	3,617	3,610
General and administrative	3,795	2,710	9,958	8,220
Amortization of purchased intangibles	136	135	410	408
Operating income	10,953	80	20,745	14,144

Interest expense	5,958	6,219	18,015	18,854
Debt prepayment expense	295	—	295	—
Other expense (income), net	268	(144)	(147)	337
Non-operating expense	6,521	6,075	18,163	19,191

Income (loss) from continuing operations before provision for foreign income taxes	4,432	(5,995)	2,582	(5,047)
Provision for foreign income taxes	1,027	606	2,823	1,480
Income (loss) from continuing operations	3,405	(6,601)	(241)	(6,527)
Discontinued operations:
Loss from discontinued operations	—	(140)	—	(729)
Net income (loss)	3,405	(6,741)	(241)	(7,256)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(21)	—	(67)
Net income (loss) attributed to Colt Defense LLC members	$3,405	$(6,720)	$(241)	$(7,189)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Operating Activities
Net loss	$(241)	$(7,256)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	729
Depreciation and amortization	4,125	3,300
Amortization of financing fees	1,084	1,456
Deferred foreign income taxes	(152)	(156)
Gain on sale/disposals of fixed assets	(12)	(9)
Amortization of debt discount	260	238
Debt prepayment expense	295	—
Amortization of deferred income	(125)	(141)
Changes in operating assets and liabilities:
Accounts receivable	(6,443)	8,934
Inventories	(12,044)	1,055
Prepaid expenses and other current assets	1,239	994
Accounts payable and accrued expenses	9,386	(1,986)
Accrued pension and retirement liabilities	(552)	(859)
Customer advances and deferred income	(308)	1,103
Other liabilities, net	82	(59)
Net cash (used in) provided by operating activities from continuing operations	(3,406)	7,343
Net cash used in operating activities from discontinued operations	(33)	(531)
Net cash (used in) provided by operating activities	(3,439)	6,812
Investing Activities
Purchases of property and equipment	(3,424)	(5,310)
Proceeds from sale of property	12	19
Change in restricted cash	(1,380)	266
Net cash used in investing activities	(4,792)	(5,025)
Financing Activities
Capital lease obligation payments	(913)	(853)
Debt issuance costs	(1,101)	—
Distributions paid to members	(12,889)	—
Tax distributions paid to members	—	(4,976)
Net cash used in financing activities from continuing operations	(14,903)	(5,829)
Net cash used in financing activities from discontinued operations	—	(15)
Net cash used in financing activities	(14,903)	(5,844)
Effect of exchange rates on cash	108	86
Change in cash and cash equivalents	(23,026)	(3,971)
Cash and cash equivalents, beginning of period	61,444	72,705
Cash and cash equivalents, end of period	$38,418	$68,734

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$11,109	$11,895
Foreign income taxes	1,982	2,759

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and nine months ended October 2, 2011 and October 3, 2010 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Registration Statement on Form S-4, as amended, for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. The consolidated balance sheet dated December 31, 2010 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.   We have reclassified certain prior year amounts to conform with our current year presentation.  Operating results for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2011.

Recent Accounting Pronouncements

Intangibles — Goodwill and Other — In September 2011, the Financial Accounting Standards Boards (“FASB”) issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011, but early adoption is permitted. This amendment does not impact the quantitative testing methodology, should it be necessary. Therefore, we do not anticipate that the adoption of ASU 2011-08 will have a material impact on our operating results or financial position.

Presentation of Comprehensive Income — In June 2011, FASB issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update will be effective for us beginning on January 1, 2012. We do not expect the adoption of ASU 2011-05 to have a material impact on our operating results or financial position.

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

Additionally, our net loss for the three months ended October 3, 2010 decreased from $(6,781) to $(6,741) and for the first nine months of 2010 decreased from $(7,375) to $(7,256) due to a reduction in our tax provision. Our accumulated deficit as of December 31, 2010 decreased from $(136,911) to $(135,187) to include the historical net income impact of the revision. Based on an analysis of qualitative and quantitative factors, this error was deemed immaterial to all periods previously reported.

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

The following table summarizes the components of the discontinued operations for Colt Rapid Mat:

	Three Months Ended	Nine Months Ended
	October 3, 2010	October 3, 2010
Net sales	$—	$—
Loss from discontinued operations	(140)	(729)

Additionally, included in the loss from discontinued operations in the Consolidated Statements of Operations is a net loss attributed to non-controlling interest of $21 and $67 for the three and nine months ended October 3, 2010, respectively.

Note 3 — Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $16 and $216 at October 2, 2011 and December 31, 2010, respectively.

Note 4 — Inventories

Inventories consist of:

	October 2, 2011	December 31, 2010
Materials	$22,153	$19,338
Work in process	10,006	10,257
Finished products	11,166	2,046
	$43,325	$31,641

Note 5 — Notes Payable and Long-term Debt

On September 29, 2011, Colt Defense LLC, as the U.S. Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as Guarantor, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  The Company expects to use the proceeds for working capital and general corporate purposes, as needed.

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

Concurrently with the issuance of the Senior Notes, we entered into a senior secured credit facility, consisting of a $50,000 revolving credit line (the “Revolver”).  On November 1, 2010, the Revolver was amended to provide for a $10,000 letter of credit facility only.  The Company terminated the Revolver on September 29, 2011 and expensed $295 of deferred financing fees associated with it. Prior to termination, we cash collateralized all of the letters of credit that were outstanding under the Revolver.  There were no advances outstanding at the time the Revolver was terminated.

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

On May 11, 2011, Colt Defense completed an exchange offer for up to $250,000 in aggregate principal amount of our registered 8.75% Senior Notes due 2017 for up to a like aggregate principal amount of our outstanding 8.75% Senior Notes due 2017 issued previously pursuant to Rule 144A. A total of $246,173 of our Senior Notes were exchanged during the offering. The Company did not recognize any gain or loss for accounting purposes as a result of the exchange offer.

The outstanding loan balances at October 2, 2011 and December 31, 2010 were as follows:

	October 2, 2011	December 31, 2010
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,902)	(3,162)
	247,098	246,838
Less: current portion	—	—
	$247,098	$246,838

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Effective interest rate	9.0%	9.1%	9.0%	9.1%
Amortization of discount	$88	$80	$260	$238
Amortization of deferred financing costs	657	458	1,084	1,374

Credit Agreement

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing and fees for letters of credit varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement. There is an unused line fee ranging from .375% to .50% per annum payable quarterly on the unused portion under the facility and a $40 annual servicing fee.

Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Company paid $1,101 of debt issuance costs in the third quarter of 2011 and we expect to pay estimated additional debt issuance costs of $677. The Credit Agreement matures on September 28, 2016.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the lender may assume dominion and control over the Company’s cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of October 2, 2011.

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

A summary of warranty reserve activity follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Balance, at beginning of period	$138	$107	$116	$93
Net provision charged to operations	27	8	50	33
Payments	—	(1)	(1)	(12)
Balance, at end of period	$165	$114	$165	$114

Note 7 - Income Taxes

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

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Current	$1,017	$646	$2,975	$1,636
Deferred	10	(40)	(152)	(156)
Total	$1,027	$606	$2,823	$1,480

Note 8 — Colt Defense LLC Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of October 2, 2011 and December 31, 2010 were 132,174.  No preferred units have been issued.

In February 2010, our board declared a special distribution to members up to a maximum amount of $15,606.  During the first quarter of 2011, the final liability was determined to be $12,889.  The reduction in the liability was recognized in accumulated deficit. This distribution was made during the second quarter of 2011.

Note 9 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

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

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Service cost	$72	$78	$216	$284
Interest cost	272	281	817	842
Expected return on assets	(387)	(346)	(1,162)	(1,043)
Amortization of unrecognized prior service costs	42	42	127	127
Amortization of unrecognized loss	124	96	372	262
Net periodic cost	$123	$151	$370	$472

The components of cost recognized in our Consolidated Statements of Operations for our postretirement health plan are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Service cost	$64	$55	$193	$203
Interest cost	167	165	501	503
Curtailment (gain)	—	—	—	(407)
Amortization of unrecognized prior service costs	(71)	(58)	(214)	(227)
Amortization of unrecognized loss	2	2	5	5
Net periodic cost	$162	$164	$485	$77

In connection with the renewal of our collective bargaining agreement in 2007, effective April 1, 2007, we capped our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2010, the cost per month was $212 (not in thousands) per employee. For the nine months ended October 2, 2011, the cost per month was $185 (not in thousands) per employee.

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

We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total value transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,236 at October 2, 2011 and $1,311 at December 31, 2010.

Effective July 1, 2007, we entered into a services agreement with Colt’s Manufacturing, an affiliated entity, which provides for remuneration for certain factory, accounting, data processing and management services provided by us to Colt’s Manufacturing. Since January 1, 2009, the annual fee has been $430.  In May 2011, we signed a memorandum of understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market.  The Company had sales to Colt’s Manufacturing of $6,960 and $701 for the nine months ended October 2, 2011 and October 3, 2010, respectively.

We also lease our West Hartford facility from an affiliate and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC, a wholly owned subsidiary of Colt Defense Employee Plan Holding Corporation, provides security guard services to us.

Note 11 - Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	October 2, 2011	December 31, 2010
Standby letters of credit secured by restricted cash	$1,705	$654
Standby letters of credit secured by Revolver	—	632
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	804	804

At October 2, 2011 and December 31, 2010, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,946 and $950, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At October 2, 2011 and December 31, 2010, our remaining gross offset purchase commitments totaled $47,799 and $25,807, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $636 and $412 as of October 2, 2011 and December 31, 2010, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

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

Management uses Adjusted EBITDA from continuing operations to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment.  See the footnotes that follow the reconciliation table below for additional information regarding the adjustments made to arrive at Adjusted EBITDA from continuing operations of the small arms weapons systems segment.

The following table represents a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
Statement of Operations Data:	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Adjusted EBITDA from continuing operations	$12,436	$1,298	$25,208	$17,768
Provision for foreign income taxes	(1,027)	(606)	(2,823)	(1,480)
Depreciation and amortization (i)	(1,380)	(1,110)	(4,125)	(3,300)
Interest expense	(5,958)	(6,219)	(18,015)	(18,854)
Sciens fees and expenses (ii)	(103)	(108)	(338)	(324)
Other (expense) income, net (iii)	(563)	144	(148)	(337)
Income (loss) from continuing operations	$3,405	$(6,601)	$(241)	$(6,527)

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management.
(iii)

Includes expense associated with the write-off of unamortized financing fees associated with the early termination of a credit facility, transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses, service income from an affiliate and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
United States	$28,224	$18,313	$65,215	$83,736
Canada	6,445	4,498	16,677	14,353
Europe	8,122	6,389	30,869	20,492
Latin America/Caribbean	625	659	3,487	6,040
Asia/Pacific	15,168	452	25,180	4,711
Middle East /Africa	293	374	2,496	2,184
	$58,877	$30,685	$143,924	$131,516

Long-lived assets are net fixed assets attributed to specific geographic regions:

	October 2, 2011	December 31, 2010
United States	$17,386	$18,538
Canada	4,081	3,203
	$21,467	$21,741

Major Customer Information

During the three months ended October 2, 2011 and October 3, 2010, sales to the U.S. government accounted for 33% and 52% of net sales, respectively.  Sales to the U.S. government for the nine months ended October 2, 2011 and October 3, 2010 represented 33% and 57% of net sales, respectively.

For the three months ended October 2, 2011, one direct foreign customer accounted for 26% of net sales. For the nine months ended October 2, 2011, two direct foreign customers each accounted for 11% of net sales.  For the quarter ended October 3, 2010, two direct foreign customers accounted for 18% and 14% of net sales, respectively. For the nine months ended October 3, 2010, two direct foreign customers accounted for 11% and 10% of net sales, respectively.

Note 13 - Concentration of risk

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  Accounts receivable due from our most significant customers were:

	October 2, 2011	December 31, 2010
United States Government	$7,755	$1,838
Government of Netherlands	2,476	4,211
Government of Denmark	1,532	4,745
Malaysian customer	4,521	—

Note 14 — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,098 and $246,838 at October 2, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $164,375 and $183,425 at October 2, 2011 and December 31, 2010, respectively, was based on quoted market prices.

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

As of October 2, 2011 and December 31, 2010, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or nine months ended October 2, 2011.

Note 15 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2009	$322	$(7,606)	$1,246	$(6,038)
Pension liability	127	(638)	—	(511)
Change in postretirement health liability	(635)	(149)	—	(784)
Currency translation	—	—	636	636
Balance, October 3, 2010	(186)	(8,393)	1,882	(6,697)

Balance, December 31, 2010	(201)	(8,898)	2,659	(6,440)
Pension liability	127	372	—	499
Change in postretirement health liability	(214)	5	—	(209)
Currency translation	—	—	(943)	(943)

Balance, October 2, 2011	$(288)	$(8,521)	$1,716	$(7,093)

Comprehensive income (loss) for the three months ended October 2, 2011 and October 3, 2010 was $1,553 and $(5,609), respectively.

Comprehensive loss for the nine months ended October 2, 2011 and October 3, 2010 was $894 and $7,915, respectively.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Registration Statement on Form S-4 for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2011%		October 3, 2010%		October 2, 2011%		October 3, 2010%
Statement of Operations Data:
Net sales	$58,877	100.0%	$30,685	100.0%	$143,924	100.0%	$131,516	100.0%
Cost of sales	40,015	68.0	24,859	81.0	100,975	70.2	98,344	74.8
Gross profit	18,862	32.0	5,826	19.0	42,949	29.8	33,172	25.2

Selling and commissions	2,530	4.3	1,683	5.5	8,219	5.7	6,790	5.2
Research and development	1,448	2.5	1,218	4.0	3,617	2.5	3,610	2.7
General and administrative	3,795	6.4	2,710	8.8	9,958	6.9	8,220	6.3
Amortization of purchased intangibles	136	0.2	135	0.4	410	0.3	408	0.3
Operating income	10,953	18.6	80	0.3	20,745	14.4	14,144	10.8

Interest expense	5,958	10.1	6,219	20.3	18,015	12.5	18,854	14.3
Debt prepayment expense	295	0.5	—	—	295	0.2	—	—
Other expense (income), net	268	0.5	(144)	(0.5)	(147)	(0.1)	337	0.3
Non-operating expenses	6,521	11.1	6,075	19.8	18,163	12.6	19,191	14.6

Income (loss) from continuing operations before provision for foreign income taxes	4,432	7.5	(5,995)	(19.5)	2,582	1.8	(5,047)	(3.8)
Provision for foreign income taxes	1,027	1.8	606	2.0	2,823	2.0	1,480	1.1
Income (loss) from continuing operations	3,405	5.8	(6,601)	(21.5)	(241)	(0.2)	(6,527)	(5.0)
Loss from discontinued operations	—	—	(140)	(0.5)	—	—	(729)	(0.6)
Net income (loss)	3,405	5.8	(6,741)	(22.0)	(241)	(0.2)	(7,256)	(5.5)
Less: net loss attributable to non-controlling interest	—	—	(21)	(0.1)	—	—	(67)	(0.1)
Net income (loss) attributable to Colt Defense LLC members	$3,405	5.8%	$(6,720)	(21.9)%	$(241)	(0.2)%	$(7,189)	(5.5)%

Three and Nine Months Ended October 2, 2011 Compared to the Three and Nine Months Ended October 3, 2010

Net Sales

The following table shows net sales for the three and nine months ended October 2, 2011 and October 3, 2010, respectively, by product category (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010	% Change
Weapons systems	$44,010	$17,866	146.3%	$96,961	$90,514	7.1%
Spares / other	14,867	12,819	16.0	46,963	41,002	14.5
Total	$58,877	$30,685	91.9%	$143,924	$131,516	9.4%

Net sales for the three months ended October 2, 2011 were $58.9 million, an increase of $28.2 million, or 91.9%, from $30.7 million in the comparable prior year period.  Net sales for the nine months ended October 2, 2011 were $143.9 million, an increase of $12.4 million, or 9.4%, from $131.5 million in the comparable prior year period.

In the third quarter of 2011, weapons systems sales increased by $26.1 million to $44.0 million compared to the third quarter of 2010. International sales, which increased $16.4 million, experienced the most growth, mainly because we made the first shipment on a large international order in the third quarter of 2011. We also experienced strong growth in law enforcement and commercial sales, which increased $6.3 million in the third quarter of 2011 compared to the same period last year. In addition, third quarter sales to the U.S. Government increased $3.4 million year over year.

Weapons systems sales increased by $6.4 million or 7.1% to $97.0 million in the first nine months of 2011 compared to the same period in 2010 as a direct result of our strategy to diversify our sales base. International sales grew by $25.2 million as we made the first shipment on a large international order and increased sales to several other countries. Law enforcement and commercial sales increased by $8.9 million due to the favorable initial response to our new sales strategy involving Colt’s Manufacturing.  These increases were partially offset by a $27.7 million decrease in sales of carbines to the U.S. Government, from the comparable period in 2010, due to the expiration of our M4 IDIQ contract on December 31, 2010.

Spares/other sales increased 16.0% to $14.9 million in the third quarter of 2011 and 14.5% to $47.0 million in the first nine months of 2011 compared to the same periods in 2010. The increase in spares/other sales is mainly due to higher international sales to several customers.  While we have historically sold small arms weapons systems to over 80 countries, the number and mix of countries that buy spares/others each year varies as each individual country assesses its requirements. As a result, our sales of spares/other tend to fluctuate from year to year.

Cost of Sales/Gross Profit

Gross margin for the three months ended October 2, 2011 increased to 32.0% from 19.0% for the three months ended October 3, 2010.  For the first nine months of 2011, gross margin increased to 29.8% from 25.2% for the first nine months of 2010. Several factors drove the year over year gross margin improvement. In the third quarter of 2010, we shut down our West Hartford facility for two weeks in July and had one week rolling furloughs for production workers during the remainder of the quarter, which had a significant adverse impact on our 2010 margins.  We did not have any plant shutdowns or furloughs in the third quarter of 2011. For each of the 2011 periods presented, a favorable sales channel mix also generated higher margins versus last year.  In addition, our West Hartford facility benefited from lower expenses related to inventory reserves in the first nine months of 2011 compared to the same period of the prior year.

Selling and Commissions Expense

For the three months ended October 2, 2011, selling and commission expenses was $2.5 million, an increase of $0.8 million compared to the three months ended October 3, 2010. For the first nine months of 2011, selling and commission expenses increased by $1.4 million to $8.2 million compared to the same period in 2010. We incurred higher commissions and sales incentives expense as a result of our strategy to expand our sales in the international, law enforcement and commercial markets. We have also made a larger investment in marketing in 2011 to support our sales strategy in the commercial and law enforcement markets.

Research and Development

For the three months ended October 2, 2011, research and development expenses of $1.4 million, increased $0.2 million compared to the three months ended October 3, 2010. For the first nine months of 2011, research and development expenses of $3.6 million were in line with the expenses for the same period in 2010.

General and Administrative Expense

During the three months ended October 2, 2011, general and administrative costs were $3.8 million, an increase of $1.1 million versus the comparable three months in 2010.  The increase in the third quarter of 2011 was mainly due to higher compensation expense and a one-time severance expense. General and administrative costs increased $1.7 million to $10.0 million for the nine months ended October 2, 2011.  For the nine month period, the year over year increase was mainly driven by higher compensation expense, a one-time severance expense and increased outside professional fees related to both the filing of our Registration Statement on Form S-4 and other consulting services.

Interest Expense

Our interest expense for the three months ended October 2, 2011 was $6.0 million, a decrease of $0.2 million compared to the three months ended October 3, 2010. For the first nine months of 2011, interest expense was $18.0 million, a $0.8 million decrease from $18.9 million in the first nine months of 2010.  In the first nine months of 2010, we had a $50 million revolving credit facility (“the Revolver”). In the fourth quarter of 2010, we amended the Revolver and reduced it to a $10 million letter of credit facility, which resulted in lower interest costs during both the first nine months and the third quarter of 2011. The Credit Agreement that we entered into on September 29, 2011 had an immaterial impact on interest expense in both the third quarter and the first nine months of 2011.

Other Expense (Income)

For the three months ended October 2, 2011, we had other expense of $0.3 million compared to other income of $0.1 million for the three months ended October 3, 2010. The unfavorable variance is mainly due to higher foreign exchange losses in the third quarter of 2011. For the nine months ended October 2, 2011, we had other income of $0.1 million compared to other expense of $0.3 million for the nine months ended October 3, 2010. The positive year over year change is primarily attributable to lower foreign currency losses in the first nine months of 2011 compared to 2010.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purpose and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the third quarter of 2011, we had foreign income tax expense of $1.0 million compared to $0.6 million for the third quarter of 2010.  For the nine months ended October 2, 2011, we had foreign income tax expense of $2.8 million compared to foreign income tax expense of $1.5 million for the nine months ended October 3, 2010. The increased foreign income tax expense in 2011 was primarily due to stronger operating results at our Canadian subsidiary.

Discontinued Operations

We dissolved Colt Rapid Mat as of December 31, 2010.  For the three months and nine months ended October 3, 2010, we recognized a loss from this discontinued operation of $0.1 million and $0.7 million, respectively.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding international business, on September 29, 2011, Colt Defense LLC, as the U.S. Borrower, Colt Canada Corporation, as the Canadian Borrower, and Colt Finance Corp., as Guarantor, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.

The Company expects to use the proceeds for working capital and general corporate purposes, as needed.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing and fees for letters of credit varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement. There is an unused line fee ranging from .375% to .50% per annum payable quarterly on the unused portion under the facility and a $40 thousand annual servicing fee.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11.0 million or an event of default occurs, the lender may assume dominion and control over the Company’s cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of October 2, 2011.

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

Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables, which have historically constituted the majority of our accounts receivable, are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables, a growing portion of our receivable base, tend to experience a longer collection cycle. To date, we have not experienced any significant credit losses.

Historically, we have shipped our products as soon as manufacturing and testing was completed.  As a result, we have had low levels of finished products inventory.  However, certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our finished goods inventory levels. We experienced higher inventory levels at the end of the third quarter of 2011 as a result of these orders. At the end of the third quarter of 2011, our finished goods inventory also included $2.8 million of finished product that had been shipped, but with regards to which, based on the contract terms, we could not recognize the revenue as the shipment had not reached its final destination.

At October 2, 2011, we had cash and cash equivalents totaling $38.4 million.  We believe our existing cash balances and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended October 2, 2011 and October 3, 2010, respectively (dollars in thousands):

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash (used in) provided by operating activities	$(3,439)	$6,812
Cash (used in) investing activities	(4,792)	(5,025)
Cash (used in) financing activities	(14,903)	(5,844)

Cash Flows Provided by Operating Activities

Net cash used by operating activities for the nine months ended October 2, 2011 was $3.4 million, compared to net cash provided by operating activities of $6.8 million for the nine months ended October 3, 2010.  This unfavorable variance in 2011 was mainly due to cash used to fund changes in operating assets and liabilities.

During the first nine months of 2011, we used $8.6 million of cash to fund changes in operating assets and liabilities as compared to $9.2 million provided by changes in operating assets and liabilities during the first nine months of 2010.  In the first nine months of 2011, we used $12.0 million to fund an increase in inventory primarily related to several large orders that we expect to ship in the fourth quarter of 2011 or early 2012.

Additionally in the first nine months of 2011, accounts receivable increased by $6.4 million.  The increase in accounts receivable in 2011 was partially due to the timing of sales in the quarters. In December of 2010, we had a plant shutdown at the end of the year. As a result, most of our shipments occurred earlier in the month of December and many of our U.S. Government receivables were paid before the end of the year.  In contrast, we billed $4.7 million to the U.S. Government in the last week of September 2011.  The increase in accounts receivable in the third quarter of 2011 was also related to increased international sales, some of which had longer collection cycles.

The increases in accounts receivable and inventory were partially offset by a $9.4 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to several factors. Accrued interest on our Senior Notes increased by $5.5 million due to the timing of semi-annual payments. The $2.3 million increase in accounts payable was related to our higher inventory levels.  Other accrued expenses also increased by $1.5 million, mainly due to higher compensation accruals.

In the first nine months of 2010, changes in operating assets and liabilities provided $9.2 million of cash. Decreases of $8.9 million in accounts receivable and $1.1 million in inventory were partially offset by a $2.0 million decrease in accounts payable and accrued expenses, primarily due to a significant decline in sales from the fourth quarter of 2009 to the third quarter of 2010. We also had a $1.1 million increase in customer advances and deferred income at our Canadian subsidiary.

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

Capital expenditures for the nine months ended October 2, 2011 were $3.4 million, which included $1.7 million for the purchase of equipment associated with contracts awarded for new products including the M240 machine gun and M249 barrel and $0.5 million to expand our Canadian facility. For the nine months ended October 3, 2010, capital expenditures were $5.3 million, primarily for manufacturing machinery and equipment to modernize our West Hartford facility and to support new contracts.

In addition to our capital expenditures, we used $1.4 million of cash to fund an increase in restricted cash to secure standby letters of credit during the first nine months of 2011. This compares to a $0.3 million decrease in restricted cash during the first nine months of 2010.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $14.9 million for the first nine months of 2011 compared to $5.8 million for the first nine months of 2010.  Payments on capital lease obligations were $0.9 million in both years. For the first nine months of 2011, we paid a $12.9 million distribution to our members compared to a $5.0 million tax distribution to our members in the first nine months of 2010. In the first nine months of 2011, we also paid $1.1 million of debt issuance cost associated with the Credit Agreement.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 30.6% from $165.7 million at December 31, 2010 to $216.4 million at October 2, 2011, primarily due to a large international order that we received during the first quarter of 2011.  We expect approximately 57.3% of our backlog of orders as of October 2, 2011 to be shipped over the next twelve months.

Recent Issued Accounting Standards

Intangibles — Goodwill and Other — In September 2011, the Financial Accounting Standards Boards (“FASB”) issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011, but early adoption is permitted. This amendment does not impact the quantitative testing methodology, should it be necessary. Therefore, we do not anticipate that the adoption of ASU 2011-08 will have a material impact on our operating results or financial position.

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

Contractual Obligations

As of October 2, 2011, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2010 except as otherwise disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency losses of $21 thousand for the nine months ended October 2, 2011 and $371 thousand for the nine months ended October 3, 2010.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at October 2, 2011.

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

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 2, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

A significant portion of our net sales is derived from a limited number of customers.  For the nine months ended October 2, 2011, our top ten customers represented approximately 86% of our net sales.  Our three largest customers accounted for approximately 54% of our net sales for the nine months ended October 2, 2011.  Although we expect sales to those three customers to continue to decrease as a percentage of total net sales for the full year ending December 31, 2011, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products, our business would be materially and adversely affected.

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

If our Memorandum of Understanding with Colt’s Manufacturing were not to be renewed, our sales of rifles and carbines into the commercial market could be significantly impacted.

All of our sales of rifles and carbines into the commercial market are currently made to an affiliate, Colt’s Manufacturing, which resells them to commercial distributors and retailers.  These sales occur under a written Memorandum of Understanding that potentially terminates in April 2013.  Non-renewal of the Memorandum of Understanding would likely end our ability to sell Colt®-branded rifles and carbines into the commercial market because we are not licensed to use the Colt® name and trademarks in connection with sales to the commercial market.

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

Net direct sales to customers outside the United States accounted for approximately 54.7% of our net sales for the nine months ended October 2, 2011.  We intend to continue expanding our international presence, which we expect to grow at a faster rate than our U.S. sales.  Expanding our international presence will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets.  Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations.  Any further international expansion will likely intensify our risks associated with conducting international operations, including:

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

Our employee medical plans are self-insured. As of October 2, 2011, the average age of the production employees working in our West Hartford, CT facility is 53 years. Approximately 20% of those employees are age 65 or over. While our medical costs in recent years have generally increased at the same level as the national average, the age of our workforce could result in higher than anticipated future medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

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

Our union employees at our West Hartford facility participate in our defined benefit pension plan.  We also have a salaried pension plan, the benefits of which were frozen on January 1, 2009.  At October 2, 2011, our aggregate unfunded pension liability totaled $0.9 million.  Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions.  To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced.  Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount and, under certain circumstances, the liability could be senior to the notes.

We also have a post-retirement health plan for our union employees.  The post-retirement health plan is unfunded.  We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate.  In connection with the renewal of our collective bargaining agreement in 2004, we capped the monthly cost of providing retiree health care benefits at approximately $206 (not in thousands) per employee per month.  In connection with the renegotiation of our union contract effective April 2007, the cap was raised to approximately $250 (not in thousands) per employee per month.  For the nine months ended October 2, 2011, the cost per employee per month was $185 (not in thousands).  The unfunded post-retirement health care benefit obligation was $12.4 million at October 2, 2011.

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

We now have, and will continue to have, a substantial amount of indebtedness, which requires significant principal and interest payments.  As of October 2, 2011, we had approximately $248.6 million of debt outstanding.  As of October 2, 2011, we had a total deficit of approximately $139.8 million.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The terms of the indenture do not fully prohibit us or our subsidiaries from doing so.  If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us.  This may have the effect of reducing the amount of proceeds paid to holders of our notes.

Although covenants under the indenture governing the notes and the Credit Agreement limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we add new debt to our current debt levels, the related risks that we now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the notes.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes.  We may not be able to take any of these actions, these actions may not be successful enough to permit us to meet our scheduled debt service obligations or these actions may not be permitted under the terms of our existing or future debt agreements, including the Credit Agreement or the indenture that will govern the notes.  In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  The Credit Agreement and the indenture that govern the notes restrict our ability to dispose of assets and use the proceeds from the disposition.  We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•                       our debt holders could declare all outstanding principal and interest to be due and payable;

•                       the lenders under our Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•                       we could be forced into bankruptcy or liquidation, which could result in holders of our notes losing their investment in our notes.

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

Any of our future senior secured indebtedness, including our Credit Agreement, would likely restrict our ability to repurchase the notes, even when we are required to do so by the indenture in connection with a change of control.  A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt.  The inability to repay such debt, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

Any of our future senior secured indebtedness, including our Credit Agreement, would likely restrict our ability to repurchase the notes, even when we are required to do so by the indenture in connection with a change of control.  A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt.  The inability to repay such debt, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

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
(File name: coltdef-20110703_pre.xml)

Notes to Exhibits List:

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 2, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended October 2, 2011 and October 3, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 2nd day of November, 2011.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer