Form 10-K
period 2011-12-31
Colt Defense LLC; Colt Finance Corp.
filed 2012-02-24
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (860) 232-4489

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒  No  ☐

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained tot the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s common stock as of February 21, 2012: None.

Documents incorporated by reference: None

COLT DEFENSE LLC

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Item 1A herein. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

Certain monetary amounts, percentages and other figures included in this report have been subject to rounding adjustments.  Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

In this Annual Report on Form 10-K, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we”, “our”, “us”, “Colt Defense” and the “Company” refer to Colt Defense LLC, Colt Finance Corp. and all of their subsidiaries that are consolidated under GAAP.

PART I

Item 1.              Business

Company overview

Colt Defense LLC was formed in 2002 as a Delaware limited liability company as a result of the re-organization of Colt’s Manufacturing Company, Inc. (“Colt’s Manufacturing”). The defense and law enforcement rifle business, under Colt Defense,  was separated from the commercial handgun business. Through their respective affiliates, Sciens Management LLC and funds managed by an affiliate of The Blackstone Group, L.P., beneficially own a substantial portion of Colt Defense’s limited liability company interests.

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan. We also modify our rifles and carbines for civilian use and sell them to our affiliate, Colt’s Manufacturing, which resells them into the U.S. commercial market.

We have been the U.S. military’s sole supplier of the M4 carbine, the U.S. Army’s standard issue rifle, the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle and a supplier of small arms weapons systems to U.S., Canadian and international law enforcement agencies.  Furthermore, our development and sales of M4 carbines and the 50 years of sales of M16 rifles have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features to upgrade our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines with exceptional reliability, performance and accuracy.

We trace our history to Colonel Sam Colt, who launched a company that is part of American folklore.  A post-Civil War slogan stated, “Abe Lincoln may have freed all men, but Sam Colt made them equal.”  Sam Colt’s success story began with the issuance of a U.S. patent in 1836 for the Colt small arms, which was equipped with a revolving cylinder containing five or six bullets.  Colt’s revolver provided its user with greatly increased firepower, since prior to his invention, only one- and two-barrel flintlock pistols were available.  As a direct result of his invention and the marketing and sales success that followed, Sam Colt and his small arms played a prominent role in the history of a developing America.  We have been a leading supplier of small arms weapons systems to the U.S. military since the Mexican-American War in 1847 and have supplied our products to international customers for nearly as long.

Industry overview

We compete in the global market for small arms weapons systems designed for military, law enforcement and commercial use.  Our end customers include U.S. and foreign militaries, law enforcement and security agencies and domestic sporting and hunting users. The funding for our proprietary military products is primarily linked to the spending trends of U.S., Canadian and other foreign militaries and national and border security agencies.  Efforts to reduce the U.S. federal budget deficit and the wind-down of military operations in Iraq and Afghanistan will likely result in flat to declining U.S. defense budgets for the near future. Austerity measures will also pressure the European defense markets. At this point, it is unclear how extensive defense budget cuts will be or specifically how small arms weapons programs will be impacted by the cuts. International markets outside of Europe have not demonstrated the same budget constraints.

As a result of our renewed emphasis on the commercial and law enforcement (“Commercial/LE”) markets, we have seen strong year-over-year sales growth into these markets. While municipal law enforcement agencies are experiencing some of the same budget pressures as the federal government, FBI reports of record numbers of NICS background checks in late 2011 are indicative of continued strong demand in the commercial market.

Business Segment

Our small arms weapons systems segment represents our core business, as substantially all of our operations are conducted through this segment. Our small arms weapons systems segment consists of two operating segments,   which have similar economic characteristics and have been aggregated into the company’s only reportable segment.  The small arms weapons systems segment of our business designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally and for the domestic commercial market.  For a discussion of our financial performance, see “Results of Operations” within Item 7 of this Form 10-K.

Products

Our name, products and services connote quality, reliability, performance and integrity in the U.S., Canada and around the world.  We believe these strengths will facilitate the implementation of our growth strategy and allow us to expand our sales of small arms weapons systems and related products.

Our product line includes:

•              Military, law enforcement and commercial small arms weapons systems such as rifles, carbines, grenade launchers, and machine guns; and

•              a range of weapons-related products, parts and accessories.

Below is a brief description of some of our significant products.

Small Arms Weapons Systems

Proprietary Legacy Military Weapons Systems

M4 5.56mm carbine.  The M4 carbine, the standard weapon of issue for the U.S. Army, was first approved for use by the U.S. military in 1993. Due to its size and performance, it is not only well suited for special operations and elite battle units of the U.S. military and similar units of other militaries but for general purpose forces as well.  The M4 is a fully/semi-automatic, air-cooled, magazine-fed, gas-operated carbine.  The M4 carbine is designed for simplicity of operation, maximum interchangeability of parts and ease of maintenance.  This combination of favorable characteristics has contributed to a durable, high performance system with low life cycle maintenance costs.  The M4 carbine features a four-position sliding butt stock allowing it to adapt to soldiers of different sizes and physical characteristics as well as various firing positions.  The M4 carbine is the first military weapon to fully utilize the flat top upper receiver, which provides the user flexibility in accessorizing the weapon.

M16 5.56mm Rifle.  The M16 is a fully/semi-automatic, air-cooled, magazine-fed, gas-operated rifle.  This rifle has been produced since the 1960s, and until the transition to the M4 carbine, it was the standard weapon of issue for the U.S. Army.  The M16A4 rifle version features a removable carrying handle with an integral rail-mounting system.  When the carrying handle is removed, any accessory device with a rail grabber, such as an optical sight, can be mounted on the weapon.

Variations of the M4 carbine and M16 rifle offered include: the M4 Commando, C8 carbine, C8SFW, Infantry Automatic Rifle, Sub-Compact Weapon and the 9mm Submachine Gun.

Proprietary New Weapons Systems

CM901 Multi-caliber, Modular Weapon System.  The CM901™ modular weapon system is a newly designed modular carbine that can change calibers, in the field, from 5.56mm up to and including 7.62 x 51mm NATO.  By simply disengaging the take-down and pivot pins on the universal lower receiver, the user can quickly change from a 5.56mm Close Quarter Battle short barrel configuration to a full length 7.62 x 51mm Extended Range Carbine configuration.  The CM901 has a free-floating barrel system to improve operator accuracy and hit probability.  The CM901 is designed to accept all legacy M4/M16 Colt upper receiver assemblies making it both compatible with our customers’ current M4/M16 inventory and familiar in functionality to the soldier.

Advanced Piston Carbine (APC).  The new Colt P0923 Advanced Piston Carbine is a modular, 5.56mm, piston-operated, lightweight, one-piece upper receiver, magazine fed carbine capable of firing in automatic and semi-automatic modes.  The Colt P0923 incorporates a unique articulating link piston operating system that reduces the inherent stress in the piston stroke by allowing for deflection and thermal expansion.  The P0923 is specifically designed for ease of cleaning, disassembly, and assembly of the carbine.

Commercial and Law Enforcement Weapons Systems

Commercial/LE Model Rifles and Carbines. Our rifles and carbines include variants of all of our military rifles and carbines.

Military Weapon Systems Under License

M240 and M249Machine Guns.  The M240 is a belt-fed, gas operated medium machine gun that utilizes the 7.62 x 51mm NATO cartridge. The M249 is a belt-fed, gas operated light machine gun that utilizes the 5.56 x 45 mm NATO cartridge.  We manufacture the M240 and the M249 under licenses for sale exclusively to the U.S. Government.

Spares/Other

Spares and Accessories.  We produce and provide spare parts and replacement kits for our small arms weapon systems.  With certain customers, we also provide the overhaul services associated with the spare parts and replacement kits.  Due to the flexibility of our small arms weapons systems, we offer our customers procurement services whereby we will accessorize to the customer’s specifications the small arms we sell.  The M4 carbines and M16 rifles are the platform for the U.S. military’s current generation modular weapon system, which incorporates a rail adapter system into the weapons.  These rail systems provide multiple mounting surfaces for various accessory devices, including flashlights, optical sights, thermal sights, backup iron sights, laser sighting and targeting devices.  Accordingly, there is a large base of components using the rail adapter system and a significant investment by the U.S. military and foreign countries in these components.

EAGLE 40mm Grenade Launcher.  The EAGLE grenade launcher is a lightweight, single-shot, 40mm weapon designed specifically to work with the new generation of weapons equipped with one piece upper receivers, including the Model CM901 modular weapon system.  The EAGLE is a side opening launcher that will accommodate the whole range of 40mm high explosive and special purpose ammunition (including non-lethal ammunition).  The launcher can be configured for left or right-handed shooters.  It has a maximum effective range of 400 meters with low recoil.  It is also available as a stand-alone unit.

Law Enforcement Sales and Training.  We provide assorted tactical and firearms training for the law enforcement community.  Some of the training courses that we offer include “Armorer for Pistol and Tactical Rifle,” “Tactical Pistol and Tactical Rifle (Live Fire),” “Tactical Movement/High Risk Entries” and “Covert Movement,” among others.

Research and development

We conduct research and development activities to continually enhance our existing products and develop new products to meet our customers’ needs and requirements and to address new market opportunities.  Our ability to compete for new contracts depends, to a large extent, on the success of our research and development programs at creating innovations and improvements.  In 2011, research and development expenditures for our continuing operations were $5.6 million, compared to $4.5 million in 2010 and $2.6 million 2009. For a discussion of risks associated with product innovations, see “Risk Factors” in Item 1A of this Form 10-K.

Co-production programs

We have entered into co-production transactions with partners in foreign countries, including Canada and Malaysia, and we continue to be willing to enter into new relationships.  All manufacturing license agreements that we enter into with non-U.S. counterparties have finite terms and require approval by the U.S. State Department.

Customer and customer concentration

We provide small arms weapons systems to a customer base that includes:

•                       U.S. Government, including the Foreign Military Sales Program (“FMS”) sales by the U.S. Government;

•                       Canadian Government;

•                       direct sales to other foreign governments; and

•                       domestic law enforcement agencies and select distributors of law enforcement and commercial model weapons systems.

A significant portion of our net sales is derived from a limited number of customers. Historically, the U.S. Government has been our largest customer accounting for 31% of our net sales in 2011, 55% in 2010 and 61% in 2009.  In 2011, sales to the United Arab Emirates, a direct foreign customer, represented 11% of our net sales. We did not have any customers, other than the U.S. Government, that exceeded 10% of our net sales in 2010 or 2009 For additional information on customer concentration and the related risks, see “Risk Factors” in Item 1A and “Note 13 Segment Information” in Item 8 of this Form 10-K.

Government contracts

Our U.S. Government business is performed under fixed-price contracts pursuant to which the U.S. Government ordinarily commits to purchase a minimum quantity over a multi-year period but has the option to purchase a greater quantity at a pre-committed price.  U.S. Government contracts are, by their terms, subject to termination by the U.S. Government for either its convenience or default by the contractor.  Termination for convenience is at the U.S. Government’s discretion and occurs when there is a determination that termination of the contract is in the U.S. Government’s interest, such as when there is a change in the U.S. Government’s needs.  Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred.

The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.  Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses, and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes. We are subject to a variety of audits performed by U.S. Government agencies in connection with our U.S. Government contracts.  Such audits can occur prior to, during or after the completion of a given contract.

Since 1976, our Canadian subsidiary and its predecessor has served as the Government of Canada’s Strategic Source for Small Arms Work, which requires it to work closely and cooperate with the Department of National Defense and Canadian Forces regarding its strategic source of supply for the design, development, manufacture, testing and overhaul of small arms, including but not limited to the C7 and C8 family of weapons, and maintain the Small Arms Center for Excellence, the Canadian Government’s center to test, improve and develop small arms. Contracts with the Canadian Government are also subject to potential cancellation and audit.

For a discussion of the risks associated with government contracts, see “Risk Factors” in Item 1A of this Form 10-K.

Marketing and distribution

Our marketing strategy focuses on the following three specific sales channels: the U.S. and Canadian Governments; the International market; and the U.S. Commercial/LE market.

U.S. and Canadian Government sales typically consist of sales to the U.S. Department of Defense, the Canadian Department of National Defense and other U.S. and Canadian agencies.  For the U.S. and Canadian Governments, we utilize a direct sales force that maintains significant interaction with the customer and end user.  This level of interaction enables us to respond to feedback and guidance from weapon system operators on a real-time basis.

International sales are ordinarily to a military or law enforcement unit of a foreign government.  We interact with the international market through a global network of independent, commission-based sales representatives, as well as a direct sales force.  Sales representatives work in coordination with our direct sales force, in promoting our products, indentifying opportunities, submitting quotes and bids, finalizing sales contracts and associated paperwork and providing delivery and after-sale support.  Our products also enter the international market via the U.S. Government FMS program.  FMS sales, which we characterize as sales to the U.S. Government for financial reporting purposes, are sales to U.S. Government for the benefit of a foreign end-user, to which the product is shipped. For additional information on sales and long-lived assets by geographic area, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

U.S. Commercial/LE sales consist of sales to distributors, including our affiliate Colt’s Manufacturing, and sales to law enforcement agencies.  We interact with our commercial and law enforcement customers through both a direct sales force and a domestic network of independent, commission-based sales representatives.

Sources and availability of raw materials

The raw materials in our products consist primarily of metals, principally steel and aluminum, and polymers.  We purchase bar steel and aluminum forgings for machining operations that we conduct at our facilities but most of our purchased inventory consists of parts that are already fully or partially machined or processed.  The critical machined and processed purchased parts are manufactured pursuant to our proprietary specifications.  In some cases, we are dependent on sole-source suppliers. In order to mitigate the risk associated with sole-source suppliers, we usually enter into long-term or volume purchase arrangements. We have not experienced any material difficulties in procuring the necessary raw materials, components and other supplies for our products. We also have not been materially adversely affected by price fluctuations relating to essential raw materials.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 6.6% from $165.7 million at December 31, 2010 to $176.7 million at December 31, 2011, primarily due to a large international order that we received during the first quarter of 2011.  We expect approximately 64.9% of our backlog of orders as of December 31, 2011 to be shipped over the next twelve months.  Management uses our backlog to project sales and plan our business on an ongoing basis.  Our total backlog represents the estimated remaining sales value of work to be performed under firm, and when applicable, funded contracts.

Competition

The markets we serve are highly competitive. Our principal competitor for U.S. Government business has been FN Manufacturing LLC, the U.S. subsidiary of FN Herstal, S.A. We also face competition for U.S. Government business from smaller companies that compete for small business set-aside contracts.  Numerous other domestic commercial “black rifle” manufacturers have indicated their intent to participate in announced procurement competitions.  Although we anticipate that robust competition for U.S. military contracts will continue to exist, entrance barriers are high due to rigorous production and quality standards to which defense contractors are subject.  Accordingly, we believe that our ability to consistently ship large quantities of high-quality product on time and our long track record provide us with a competitive advantage over potential new entrants into this market.

In Canada, we are the exclusive supplier of the C7 rifle and C8 carbine to the Canadian Department of National Defense and are a center of excellence with respect to other small arms projects for the Canadian Government.

Outside Canada and the United States, our principal competitors for foreign military and law enforcement sales are foreign small arms manufacturers.  In countries that already have inventories of M16 rifles and M4 carbines in service as a result of prior purchases directly from us or through the U.S. Government’s FMS program, we believe our incumbency provides a competitive advantage.

Our primary competition in the U.S. for commercial and law enforcement model rifles and carbines are domestic rifle manufacturers that have carved out niches for themselves in the commercial “black rifle” market.  There are many such competitors in this market segment.

Intellectual property

We own or license common law and registered trademarks that are used to identify our products and services.  Certain of our trademarks are registered in the United States and/or in certain foreign jurisdictions.  We have an exclusive, worldwide, license right from New Colt Holding Corp. (“New Colt”), an affiliate of one of our sponsors that is not controlled by us, to use the widely recognized Colt® brand name for the sale of small arms, spare parts and other products and services for military use and to use the Colt® brand name for the sale of firearms, except handguns, plus spare parts and related products, for law enforcement use.  This license also includes the use of the principal long-standing Colt trademarks.  The trademark license is fully paid up for its initial 20-year term, and may be extended indefinitely at our option for successive five-year periods upon payment of $250,000 for each additional five-year period.

Our firearms technology is protected as patents, know-how, trade secrets and other intellectual property rights.  Our practice is to identify and protect with patents those patentable inventions generated by our ongoing research and development activities that we believe may provide us with a competitive advantage or other future value. Patents are filed and maintained in the United States, Canada and other jurisdictions as appropriate.

We have entered into licenses with third parties pertaining to portions of our firearms technology.  The U.S. Government is licensed to use our M16 rifle and M4 carbine technology for competitive procurements for military use.  The Canadian Government is licensed to use our M16 rifle and M4 carbine technology for its military and law enforcement needs.  We are awaiting U.S. Government export approval of our license agreement with a manufacturer in Malaysia pursuant to which the manufacturer will assemble the M4 carbine and machine certain components for use in that country.

We maintain and protect our intellectual property rights through the prosecution of patents and trademarks, non-disclosure agreements that protect our know-how and trade secrets and other measures. For a discussion of the risks associated with our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

Environmental laws and regulations

We are subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In the U.S., we employ a full-time manager whose responsibilities include our compliance with environmental laws and regulations.  In 2011, we did not make any significant capital expenditures for equipment required by environmental laws and regulations, but we incurred aggregate expenses of

$0.3 million for remediation of environmental conditions. For a discussion of the risks associated with environmental compliance, see “Risk Factors” in Item 1A of this Form 10-K.

Employees

As of December 31, 2011, we had approximately 460 active, full-time employees, of whom 357 employees were located in the U.S. and 103 employees were located in Canada.  In the U.S., approximately 62% of our workforce is represented by a union and is covered by a collective bargaining agreement that expires on March 31, 2012.  None of our Canadian employees are subject to collective bargaining agreements.  Of our total workforce, 374 were directly or indirectly involved in the production process.  For a discussion of the risks associated with labor, see “Risk Factors” in Item 1A of this Form 10-K.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports of Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, at your request, without charge, from Colt Defense LLC, 547 New Park Avenue, West Hartford, CT 06110, Attention: Chief Financial Officer. Our telephone number at that address is (860) 232-4489.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information that is filed electronically with the SEC.

Item 1A.                Risk Factors

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risks that could affect our business. Investors should carefully consider the following risk factors, together with all of the information included in this Form 10-K, in evaluating our company, our business and our prospects.

Risks related to our business

We make a significant portion of our sales to a limited number of customers, and a decrease in sales to these customers could have a material adverse effect on our business.

A significant portion of our net sales is derived from a limited number of customers.  For the year ended December 31, 2011, our top ten customers represented approximately 87% of our net sales.  Our two largest customers accounted for approximately 42% of our net sales for the year ended December 31, 2011.  Although we expect sales to those two customers to continue to decrease as a percentage of total net sales for the full year ending December 31, 2012, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products without another customer generating offsetting new orders, our business would be materially and adversely affected.

We are subject to risks related to a lack of product revenue diversification.

We derive a substantial percentage of our net sales from a limited number of products, especially our M4 carbine and other small arms weapons systems, and we expect these products to continue to account for a large percentage of our net sales in the near term.  Continued market acceptance of these products is, therefore, critical to our future success.  We cannot predict how long the M4 carbine and related products will continue to be the primary small arms weapons system of choice for the U.S. Government and certain of our other customers.  Our business, operating results, financial condition, and cash flows could be adversely affected by:

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

In addition, a contractual requirement that the U.S. Army purchase the M4 carbine and critical spare parts exclusively from us expired on June 30, 2009 and our indefinite delivery, indefinite quantity (“IDIQ”) contract with the U.S. Army for the M4 carbine expired on December 31, 2010.  The Army has recently awarded contracts for spare parts to a competitor following a competitive solicitation.  We can give no assurance that the U.S. military will not select other small arms manufacturers to supply the M4 carbine, or spare parts, for use by U.S. military personnel in the future or that such competing manufacturers will not be able to leverage that position to compete with us in other markets.  In addition, we can give no assurance that the U.S. military will not purchase other small arms weapons systems, supplied by other manufacturers, in lieu of the M4 carbine.

Labor disruptions by our employees could adversely affect our business.

The United Automobile, Aerospace & Agricultural Implement Workers of America (“Union”) represents our West Hartford work force pursuant to a collective bargaining agreement that expires on March 31, 2012.  In order to reduce our costs and improve our competitive position, we are seeking significant concessions from the labor union in our current contract negotiations. It is possible that a new agreement to replace the expiring agreement will not be reached without a work stoppage, strike or other disruption to our manufacturing operations or will not be reached on terms satisfactory to us.  Any prolonged work stoppage, strike or other manufacturing disruption at either of our manufacturing facilities could materially harm our results of operations.

Additionally, the workforce of Colt’s Manufacturing, an affiliate of one of our sponsors that we do not control, shares space with us at our West Hartford manufacturing facility, and is subject to the same Union collective bargaining agreement as our West Hartford employees.  Seniority, “bumping” and other rights and obligations continue to treat union employees of the two companies in essentially the same manner as was the case prior to 2003, when the companies were not separate.  The impact of cross-company seniority and bumping rights causes layoffs and recalls at one company to affect the other company.  We have advised the Union of our intent to bargain separately from Colt’s Manufacturing in connection with the expiration of the current collective bargaining agreement and the Union has indicated that it will resist our efforts to do so.  Uncertainty over our ability to bargain separately from Colt’s Manufacturing could make negotiations with the Union more complicated and could delay the completion of an agreement with the Union.  In addition, Union action asserted against Colt’s Manufacturing could also adversely affect our operations.

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

Also, any natural disaster or other serious disruption at either of our facilities due to a fire, electrical outage or any other calamity could damage our capital equipment or supporting infrastructure or disrupt our ability to ship our products from, or receive our supplies at, these facilities.  Any such event could materially impair our ability to manufacture and deliver our products.  Even a short disruption in our production output could delay shipments and cause damage to relationships with customers, causing them to reduce or eliminate the amount of products they purchase from us.  Any such disruption could result in lost net sales, increased costs and reduced profits.

If our Memorandum of Understanding with Colt’s Manufacturing were not to be renewed, our sales of rifles and carbines into the commercial market could be significantly impacted.

All of our sales of rifles and carbines into the commercial market are currently made to an affiliate, Colt’s Manufacturing, which resells them to commercial distributors and retailers.  These sales occur under a written Memorandum of Understanding that potentially terminates in April 2013.  Termination or non-renewal of the Memorandum of Understanding would likely end our ability to sell Colt®-branded rifles and carbines into the commercial market because we are not licensed to use the Colt® name and trademarks in connection with sales to the commercial market.

We are subject to significant withholding taxes if we repatriate the earnings of our Canadian subsidiary

As a result of current U.S. and Canadian tax laws and our existing legal structure, we cannot use profits from our Canadian subsidiary in the parent company business without incurring significant tax expense.  Our inability to bring profits from our Canadian subsidiary into the parent company in a tax-efficient manner diminishes the value of profits generated in Canada.

Our long-term growth plan includes the expansion of our global operations.  Such global expansion may not prove successful, and may divert significant capital, resources and management time and attention and could adversely affect our ongoing operations.

Net direct sales to customers outside the United States accounted for approximately 57% of our net sales for the year ended December 31, 2011.  We intend to continue expanding our international presence, which we expect to grow at a faster rate than our U.S. sales.  Expanding our international presence will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets.  Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations.  Any further international expansion will likely intensify our risks associated with conducting international operations, including:

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

We license the Colt name and trademarks from an entity we do not control.

We license the Colt trademarks and service marks from New Colt.  There are events that are outside of our control that pose a risk to our rights under the license agreement, including the bankruptcy of New Colt, or the licensing of the trademarks and service marks to manufacturers that tarnish the quality, reputation and goodwill of these marks, actions or omissions by New Colt that abandon or forfeit some or all of its rights to these marks or that diminish the value of the marks, failure by New Colt to take appropriate action to deter infringement of these marks, and certain breaches by New Colt of the agreement governing our license to these marks.  Furthermore, the licensor can seek to terminate the license agreement if it believes we have breached our obligations under the license. In addition, prosecuting certain claims against third parties to protect the value of the Colt trademarks and services marks could depend, in part, on the participation of New Colt, and any delay or refusal to cooperate in such dispute could prejudice our business interests or rights.  Impairment of the value of the Colt trademarks and service marks, or the loss of our right to use them under the license agreement, would negatively affect our business.

Our U.S. and Canadian Government contracts are generally multi-year contracts that are funded by government appropriations annually.  A reduction in the defense budget of our government customers would have a material adverse effect on our business.

Our primary contracts with the U.S. Government are IDIQ contracts under which the customer places orders at its discretion.  Although these contracts generally have a four- or five-year term, they are funded annually by government appropriations.  Furthermore, our primary contracts with the Canadian Government are funded annually by Canadian Government appropriations.  Agreements with other foreign governments may also have similar conditions or may otherwise be dependent on initial or continued funding by such governments.  Accordingly, our net sales from year to year with respect to such customers are dependent on government appropriations and subject to uncertainty.  The U.S. Government’s ability to place orders under our most recent IDIQ contract for the M4 carbine expired on December 31, 2010.

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

Our contracts with the U.S. Government are ordinarily IDIQ contracts under which the U.S. Government may order up to a maximum quantity specified in the contract but is only obligated to order a minimum quantity.  We may incur capital or other expenses in order to be prepared to manufacture the maximum quantity that may not be fully recouped if the U.S. Government orders a smaller amount.  The U.S. Government may order less than the maximum quantity for any number of reasons, including a decision to purchase the same product from others despite the existence of an IDIQ contract.  Our failure to realize anticipated revenues from IDIQ contracts could negatively affect the results of our operations.

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

We obtain a significant portion of our U.S. Government and other government contracts through competitive bidding.  We will not win all of the contracts for which we compete and, even when we do, contracts awarded to us may not result in a profit.  We are also subject to risks associated with the substantial expense, time and effort required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us.  In addition, our customers may require terms and conditions that require us to reduce our price or provide more favorable terms if we provide a better price or terms under any other contract for the same product.  Such “most favored nation” clauses could restrict our ability to profitably compete for government and other contracts.

In order for us to sell our products overseas, we are required to obtain certain licenses or authorizations, which we may not be able to receive or retain.

Export licenses are required for us to export our products and services from the United States and Canada and issuance of an export license lies within the discretion of the issuing government.  In the United States, substantially all of our export licenses are processed and issued by the Directorate of Defense Trade Controls (“DDTC”) within the U.S. Department of State.  In the case of large transactions, DDTC is required to notify Congress before it issues an export license.  Congress may take action to block the proposed sale.  As a result, we may not be able to obtain export licenses or to complete profitable contracts due to domestic political or other reasons that are outside our control.  We cannot be sure, therefore, of our ability to obtain the governmental authorizations required to export our products.  Furthermore, our export licenses, once obtained, may be terminated or suspended by the U.S. or Canadian Government at any time.  Failure to receive required licenses or authorizations or any termination or suspension of our export privileges could have a material adverse effect on our financial condition, results of operations and cash flow.

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

Our contracts with foreign governments often contain ethics and other requirements that subject us to some of the same risks. Also, we and our independent sales representatives are required to comply with numerous laws and regulations, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. By contract or law in certain foreign jurisdictions, the actions of our representatives can subject us to legal risk or liability. Violation of contractual terms with our customers, or applicable local law in foreign jurisdictions, could interfere with our ability to perform or collect payment under our contracts.

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

Some countries that we are or are planning on doing business with impose offset purchase commitments, also known as industrial cooperation commitments, in return for purchasing our products and services. These commitments vary from country to country and generally require us to commit to make direct or indirect purchases, or investments in the local economy. The gross amount of the offset purchase commitment arising from a sales contract is typically a function of the value of the contract.  Failure to satisfy offset purchase commitments can result in penalties or blacklisting against awards of future contracts.  We have paid penalties that were assessed by foreign governments and incurred transaction costs to trade credits to satisfy offset purchase commitments in the past.  We may be subject to future penalties or transaction costs or even disbarment from doing business with a government.

We face risks associated with international currency exchange.

Our Canadian subsidiary conducts most of its business in either the Canadian dollar or the Euro. Fluctuations in those foreign currency exchange rates could affect the sale of our products or the cost of goods and operating margins and could result in exchange losses.  In addition, currency devaluation could result in losses on the deposits that we hold in those currencies. When our Canadian operating results are translated into U.S. dollars, fluctuations in those currencies relative to the U.S. dollar affect our operating results. We do not hedge our foreign currency exposure. We cannot predict the impact of future exchange rate fluctuations on our operating results.

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

The development, of additional products and product variations, is speculative and may require additional and, in some cases, significant expenditures for marketing, research, development and manufacturing equipment.  The new products or product variations that we introduce may not be successful, or they may not generate an amount of net sales that is sufficient to fully recover the additional costs incurred for their development.  In addition, we may not successfully develop new products or product variations that are superior to products offered by other companies.

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

Our employees or representatives may engage in misconduct, fraud or other improper activities that could have adverse consequences on our prospects and results of operations, including engaging in violations of the U.S. Arms Export Control Act or Foreign Corrupt Practices Act or numerous other state and federal laws and regulations, as well as the corresponding laws and regulations in the foreign jurisdictions into which we sell products.  Misconduct by employees or agents, including foreign sales representatives, could include the export of defense articles or technical data without an export license, the payment of bribes in order to obtain business, failures to comply with applicable U.S. or Canadian Government or other foreign government procurement regulations, violation of government requirements concerning the protection of classified information and misappropriation of government or third-party property and information.  The occurrence of any such activity could result in our suspension or debarment from contracting with the government procurement agency, as well as the imposition of fines and penalties, which would cause material harm to our business.  It is not always possible to deter misconduct by agents and employees and the precautions we take to detect and prevent this activity may not be effective in all cases.

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

Our employee medical plans are self-insured. As of December 31, 2011, the average age of the production employees working in our West Hartford, CT facility is 56 years. Approximately 24% of those employees are age 65 or over. While our medical costs in recent years have generally increased at the same level as the national average, the age of our workforce could result in higher than anticipated future medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

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

Our union employees at our West Hartford facility participate in our defined benefit pension plan.  We also have a salaried pension plan, the benefits of which were frozen on January 1, 2009.  At December 31, 2011, our aggregate unfunded pension liability totaled $6.0 million.  Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions.  To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced.  Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount and, under certain circumstances, the liability could be senior to the notes.

We also have a post-retirement health plan for our union employees.  The post-retirement health plan is unfunded.  We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate.  In connection with the renewal of our collective bargaining agreement in 2004, we capped the monthly cost of providing retiree health care benefits at approximately $206 (not in thousands) per employee per month.  In connection with the renegotiation of our union contract effective April 2007, the cap was raised to approximately $250 (not in thousands) per employee per month.  For the year ended December 31, 2011, the cost per employee per month was $186 (not in thousands).  The unfunded post-retirement health care benefit obligation was $12.9 million at December 31, 2011.

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

We now have, and will continue to have, a substantial amount of indebtedness, which requires significant interest payments.  As of December 31, 2011, we had approximately $248.3 million of debt outstanding and we reported a total deficit in our Consolidated Balance Sheets of $143.2 million.

Our significant amount of indebtedness could have important consequences to holders of the notes.  For example, it could:

•                       make it more difficult for us to pay interest and principal on our notes, as payments become due, especially during general negative economic and market industry conditions because if our net sales decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments or to refinance our indebtedness;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The credit agreement for our senior secured revolving loan (the “Credit Agreement”) provides up to $50.0 million of borrowing capacity, of which none had been borrowed as of December 31, 2011. Borrowings under the Credit Agreement are effectively senior to the notes to the extent of the value of the assets securing the indebtedness. We may also incur other additional indebtedness that ranks equally with the notes and the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business.  This may have the effect of reducing the amount of proceeds paid to holders of our notes.

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

We face the risk of breaching covenants under the Credit Agreement and other future financings and may not be able to comply with certain covenants in the indenture covering the notes.

The Credit Agreement contains a financial covenant that is applicable upon an event of default or a lack of availability under the borrowing base formula. This covenant pertains to our fixed charge coverage ratio. Our ability to meet the financial or other covenants can be affected by failure of our business to generate sufficient cash flow and by various risks, uncertainties and events beyond our control, and we cannot provide assurance that we will meet these tests. Failure to comply with any of the covenants in the Credit Agreement or any future financing agreement could result in a default under those agreements and other agreements containing cross-default provisions, including the indenture governing the notes.

Upon the occurrence of an event of default under the Credit Agreement, all amounts outstanding can be declared immediately due and payable and all commitments to extend further credit may be terminated. Such acceleration of repayment under the Credit Agreement could result in an event of default under the indenture governing the notes. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay borrowings under the Credit Agreement and our obligations under the notes.

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

We may not be able to finance a change of control offer required by the indenture governing our outstanding notes.

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

Any of our existing and future senior secured indebtedness, including our Credit Agreement, would likely restrict our ability to repurchase the notes, even when we are required to do so by the indenture in connection with a change of control.  A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt.  The inability to repay such debt, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

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

Holders of the notes should not expect Colt Finance Corp. to participate in making payments on the notes.

Colt Finance Corp. is a wholly owned subsidiary of Colt Defense LLC that was incorporated to accommodate the issuance of the Senior Notes by Colt Defense LLC. Colt Finance Corp. will not have any operations or assets of any kind and will not have any revenue other than as may be incidental to its activities as a co-issuer of the Senior Notes.  Holders of the notes should not expect Colt Finance Corp. to participate in servicing any of the obligations on the notes.

Item 1B.                                                Unresolved Staff Comments

Not applicable.

Item 2.                                                         Properties

Our principal properties include the facility housing our corporate headquarters in West Hartford, Connecticut and our facility in Kitchener, Ontario, Canada.  The West Hartford location is also our primary engineering, manufacturing and research and development facility.  We lease this approximately 310,000 square foot facility pursuant to a lease expiring October 25, 2012.  See “Certain Relationships and Related Party Transactions.”  We own our facility in Kitchener, Ontario, Canada. It is approximately 48,000 square feet in size and is utilized for manufacturing, engineering and research and development.

We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations, and our manufacturing facilities have the capacity to meet existing and planned production requirements.

Item 3.                                                         Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business.  We believe that we have adequately reserved for these liabilities.  There is no litigation pending that is likely to substantially negatively affect our financial condition, results of operations and cash flows.

As a U.S. and Canadian government contractor, we are subject to numerous regulatory and contractual requirements pertaining to nearly every aspect of our operations, including purchasing, accounting, employment, and subcontracting among others.  Many of the agencies with regulatory or contractual authority over particular aspects of our government contracting activities are permitted or required to audit our operations as part of their responsibilities.  As a result, we are routinely audited by U.S. and Canadian government agencies in the ordinary course of our business.  In addition, our government contracts, or the regulations that are incorporated into them, often require that we voluntarily report violations of law that come to our attention and it is our policy to do so whenever required.  There are no material proceedings pending in connection with our activities as a contractor to the U.S. and Canadian governments.

As a company that manufactures and sells military and law enforcement products domestically and overseas, we are subject to numerous U.S., Canadian and foreign statutes and regulations, including in particular regulations administered by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, and the ITAR and FCPA.  We employ attorneys and other individuals whose responsibilities include legal compliance to advise us on our compliance obligations on a continuous basis.  Those individuals attend external educational programs as required in order to stay current in the respective fields and they conduct internal training of relevant employees.  In addition, we have written policies in place in every area with respect to which a written policy is required or, in our view, appropriate.  There are no material proceedings pending with regard to our compliance with applicable statutes and regulations.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our membership units. In addition, our membership units are subject to transfer restrictions pursuant to our operating agreement.  As of December 31, 2011, there were 132,174 membership units outstanding, which were held by 24 members.

During 2011, we made a $12.9 million special distribution to our members. In addition, we made tax distributions to our members in 2010 and 2009 of $5.0 million and $14.7 million, respectively.  Our Credit Agreement and the indenture governing our Senior Notes contain covenants that limit our ability to pay dividends or other distributions.  For additional information about the covenants contained in our debt agreements, see Note 5 Notes Payable and Long Term Debt in Item 8 of this Form 10-K.

In 2011, we accrued $3.3 million for a tax distribution to members that we expect to pay in 2012.

Item 6.                                                         Selected Financial Data

The following table sets forth our historical consolidated financial data as of and for the dates indicated.  The data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements. Our selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K.  All amounts are presented in thousands.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

Statement of operations data:
Net sales	$208,810	$175,805	$270,163	$269,119	$177,447
Operating income	32,711	18,373	63,861	70,380	10,273
Interest expense	24,010	24,598	18,845	19,266	14,064
Income (loss) from continuing operations (a)	5,196	(10,381)	29,493	49,330	(5,628)
Net income (loss) attributable to Colt Defense LLC members	5,196	(11,170)	29,661	44,463	(6,280)

Balance sheet data (at period ended):
Cash and cash equivalents	$38,236	$61,444	$72,705	$29,248	$270
Inventories	36,215	31,641	35,448	26,997	21,062
Property and equipment, net	22,589	21,741	17,919	13,736	13,844
Total assets	164,956	167,587	187,252	109,838	90,036
Total debt and capital lease obligations	248,334	249,215	250,058	195,100	197,558
Total deficit	(143,172)	(141,627)	(112,214)	(132,064)	(148,375)

(a)                                 As a limited liability company, the Company is treated as a partnership for U.S. federal and state income tax reporting purposes and, therefore, is not subject to U.S. federal or state income taxes.  The taxable income (loss) of the Company is reported to the members for inclusion in their individual tax returns.  Colt Canada files separate income tax returns in Canada.  Distributions to members equal to 45 percent of taxable income are made in any year in which U.S. taxable income is allocated to the Company’s members and to the extent the Company’s Governing Board determines that sufficient funds are available.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

2011 Highlights

Our 2011 net sales of $208.8 million represented an 18.8% increase from 2010.  Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) increased by 65.5% from $23.3 million to $38.6 million and net income increased from a net loss of $11.3 million to net income of $5.2 million.  These results reflect our renewed focus on the international and Commercial/LE markets as the U.S. Government continues to evaluate its carbine procurement strategy.  In 2011, we grew our sales team in both areas and made a significant investment in advertising and marketing in the Commercial/LE space. As a result, we grew international sales by $51.8 million or 76% and Commercial/LE sales by $14.2 million or 128% to more than offset the $32.9 million or 34% decline in U.S. Government sales when compared to 2010. The higher sales volume improved the efficiency of both of our facilities, which generated a significant return to profitability when compared to losses in 2010. For additional information and a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

Business Overview

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan. We also modify our rifles and carbines for civilian use and sell them to our affiliate, Colt’s Manufacturing, which resells them into the U.S. commercial market.

We have been the U.S. military’s sole supplier of the M4 carbine, the U.S. Army’s standard issue rifle, the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle and a supplier of small arms weapons systems to U.S., Canadian and international law enforcement agencies.  Furthermore, our development and sales of M4 carbines and the 50 years of sales of M16 rifles have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features to upgrade our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines with exceptional reliability, performance and accuracy.

Industry Overview

We compete in the global market for small arms weapons systems designed for military, law enforcement and commercial use.  Our end customers include U.S. and foreign militaries, law enforcement and security agencies and domestic sporting and hunting users. The funding for our proprietary military products is primarily linked to the spending trends of U.S., Canadian and other foreign militaries and national and border security agencies.  Efforts to reduce the U.S. federal budget deficit and the wind-down of military operations in Iraq and Afghanistan will likely result in flat to declining U.S. defense budgets for the near future. Austerity measures will also pressure the European defense markets. At this point, it is unclear how extensive defense budget cuts will be or specifically how small arms weapons programs will be impacted by the cuts. International markets outside on Europe have not demonstrated the same budget constraints.

As a result of our renewed emphasis on the commercial and law enforcement markets, we have seen strong year-over-year sales growth into these markets. While municipal law enforcement agencies are experiencing some of the same budget pressures as the federal government, FBI reports of record numbers of NICS background checks in late 2011 are indicative of continued strong demand in the commercial market.

Company Outlook, Trends and Uncertainties

We believe the competitive and evolving nature of the small arms weapons systems industry that serves a global military base and the commercial and law enforcement channels provides both challenges to, and opportunities for, the continued growth of our business. In June 2010, in response to a slowdown in our business, we reduced our workforce by 135 salaried and bargaining unit employees. We also instituted a rolling one-week a month “furlough” program at our West Hartford production facility from February to August 2010.

Our right to receive all U.S. Government orders for M4 carbines on a sole-source, non-competitive basis expired in July 2009.  Since then, the U.S. Armed Forces have continued to purchase M4 carbines from Colt under the terms of an indefinite delivery, indefinite quantity, or “IDIQ” contract that expired on December 31, 2010.  During 2011, 72% of our net sales to the U.S. Government were conducted through our M4 carbine IDIQ contract compared to 83% in 2010 and 92% in 2009.  U.S. Government procurement of the M4 carbine in 2011 and beyond, including spare parts is expected to be on a competitive basis.  We expect to see reduced U.S. Government procurement of M4 carbines over the next few fiscal years as the U.S. Army conducts a competitive evaluation of offerings for a new carbine to potentially replace the M4.  In addition, budget pressures and a reduced war effort could further limit demand for our M4 carbine.  The U.S. Government’s purchasing decisions with respect to the M4 carbine will influence our revenues and cash flows.

As a result of the competitive and evolving nature of this industry, our revenue growth, profitability and backlog have been or may be negatively impacted, or we may be impacted in multiple ways, including but not limited to the following:

•                       if we lose one or more of our top customers (including the U.S. Government, our largest current customer) or if one or more of these customers significantly decreases orders for our products;

•                       if the U.S. military selects other small arms manufacturers to supply the M4 carbine for use by U.S. military personnel or we are not able to continue to successfully compete in international sales;

•                       general economic and political conditions in the foreign markets where we currently, or may seek to, do business may impact our international net sales, as such conditions may cause customers to delay placing orders or to deploy capital to other governmental priorities;

•                       if commercial demand, which tends to be volatile ebbs, or if we were not able to renew our Memorandum of Understanding with Colt’s Manufacturing in 2013 we could experience a significant decline in commercial product orders and sales;

•                       we may not be able to identify businesses that we can acquire on acceptable terms; we may not be able to obtain necessary financing or may face risks due to indebtedness; and our acquisition strategy may incur significant costs or expose us to numerous risks inherent in the acquired business’s operations; and

other factors, including those that may impact our prospective industry trends and uncertainties, that are described in “Risk Factors” in Item 1A of this Form 10-K.

Backlog

Any of the foregoing may negatively impact our backlog, which we view as a key indicator of our future performance.  At December 31, 2011 our backlog was $176.7 million compared to $165.7 million as of December 31, 2010.  The year over year increase was primarily due to a large international order that we received in the first quarter of 2011. Our backlog, when applicable, includes only orders for which funding is authorized by the customer.  Backlog does not include the portion of any IDIQ contract for which a specific, contractually binding purchase order has not been received, or unexercised options associated with existing firm contracts.  Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when specific, contractually binding purchase orders are received.

Sales

A significant portion of our sales are derived from a limited number of customers. Our top ten customers represented approximately 87% of our net sales for the year ended December 31, 2011.  For the year ending December 31, 2012, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products, our business would be materially and adversely affected.

As a result of the expiration of our M4 IDIQ contract and U.S. Government’s re-evaluation of its carbine procurement strategy, our customer mix has shifted. Our net sales to the U.S. Government, which includes foreign military sales through the U.S. Government, has decreased to 31% of net sales in 2011 from 55% of net sales in 2010 and 61% of net sales in 2009.  Conversely, sales to our direct foreign customers increased to 57% of total sales in 2011 compared to 39% in 2010 and 22% in 2009.

Employee Union Matters

The Union represents our West Hartford work force pursuant to a collective bargaining agreement that expires on March 31, 2012.  This agreement applies to 62% of our U.S. work force.  In order to reduce our costs and improve our competitive position, we are seeking significant concessions from the labor union in our current contract negotiations. It is possible that a new agreement to replace the expiring agreement will not be reached without a work stoppage, strike or other disruption to our manufacturing operations or will not be reached on terms satisfactory to us.  Any prolonged work stoppage, strike or other manufacturing disruption at either of our manufacturing facilities could materially harm our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with U.S. GAAP.  The application of GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances.  Note 2 of our financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require more complex, subjective judgments by management, and can materially affect reported results.  Changes in these estimates or assumptions could materially affect our financial condition and results of operations.

Revenue Recognition

Net sales are gross sales net of discounts.  Our revenues are derived primarily from sales of our products.  We recognize revenue when evidence of an arrangement exists, delivery of the product or service has occurred, title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

Our contracts with the U.S. Government to produce the M4 carbine have been multi-year sole source negotiated contracts in which we have provided cost and pricing data to support our prices.  In developing our contract estimates, we consider our current manufacturing costs (consisting primarily of material, labor and overhead), plus as applicable, our estimates of future cost increases over the life of the contract.  These contracts are subject to post-award audit and the imposition of retroactive price adjustments and penalties in the event we failed to disclose material events or made errors in the calculation of our costs.  Historically, we have not experienced such adjustments.

These contracts are not subject to price adjustment for subsequent changes in our cost of materials, labor or overhead.  Contracts with the U.S. Government for other rifles and spare parts are subject to firm fixed pricing.  Sales of law enforcement and commercial model rifles are based on purchase orders.

The majority of our contracts with the Canadian Government are sole source contracts because of our Canadian operation’s status as Canada’s strategic source of small arms.  We provide full cost backup to the Canadian Government using negotiated labor and overhead rates to support our pricing.  In developing our contract estimates, we consider our current manufacturing costs (consisting primarily of material, labor and overhead), plus as applicable, our estimates of future cost increases over the life of the contract.  These contracts are not subject to price adjustment for subsequent changes in our costs.  However, they may be subject to re-pricing resulting from changes in negotiated labor and overhead rates.  Contracts won competitively with the Canadian Government are firm fixed and are not subject to adjustment.  All contracts contain discretionary audit clauses, which allow the Canadian Government to recover monies where extraordinary profits have been realized.  Canadian sales of law enforcement model rifles are based on contracts that are competitively bid using firm, fixed prices, which are not subject to adjustment.  Contracts received through the Canadian Commercial Corporation are subject to discretionary audit.  We review the revenue recognition on all of these contracts on a quarterly basis and if necessary provide reserves against our contracts; however, we have not incurred any such contract losses for any period presented.

Goodwill and Intangible Assets Valuation (Possible Impairment)

At December 31, 2011, we had goodwill of $14.7 million and intellectual property (intangible assets) deemed to have finite lives with a net carrying value of $6.6 million, which are amortized over 15-30 year lives.  We test goodwill for impairments annually as of the end of our third fiscal quarter, or immediately if conditions indicate that either a goodwill or intellectual property impairment could exist.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of the reporting unit is compared to its carrying value.  We determine the fair value of each of our reporting units based on a market approach.  Using this approach, we select public companies that are comparable to ours and review their revenue and EBITDA to determine comparable multiples which we use to value our business.  The three sets of comparable companies consist of small capitalization arms manufactures, U.S. prime contractors and European defense contractors.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.  The estimate of our fair value requires an evaluation of an appropriate capitalization rate based on the price to earnings ratios of similar companies that are public and transactions involving public and nonpublic companies that are similar and prevailing conditions in the equity and debt markets.

For finite-lived assets, impairment testing is performed whenever events or changes in circumstances (“Triggering Events”) indicate that the carrying amount may not be recoverable.  We will recognize an impairment loss if the carrying value exceeds its fair value.  As of December 31, 2011, we have not had a Triggering Event.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include risk-adjusted discount rates and a determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are also unpredictable in nature and inherently uncertain.  Actual future results may differ from those estimates. As of December 31, 2011, the fair value of our reporting units was substantially in excess of carrying value.  Any change in the remaining useful lives of the intangible assets could have a significant impact on our reported results of operations.

Retirement Benefits

Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions.  Our major assumptions relate primarily to discount rates, salary growth, long-term return on plan assets and medical cost trend rates.  We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period.  The salary growth assumptions reflect our long-term actual experience and future and near-term outlook.  Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations.

Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.  Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Our major assumptions vary by plan and the weighted-average rates used.  Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years.  For fiscal 2012, changes in the weighted-average rates for the benefit plans would have the following impact on our net periodic benefit cost:

•                       A decrease of 25 basis points in the long-term rate of return on assets would have increased our net 2012 benefit cost by approximately $0.05 million; and

•                       A decrease of 25 basis points in the liability discount rate would have increased our 2012 net benefit cost by approximately $0.07 million.

Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”)  issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amends ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards will be effective for us beginning on January 1, 2012. We do not expect the adoption of either ASU 2011-05 or ASU 2011-12 to have a material impact on our operating results or financial position.

Intangibles — Goodwill and Other — In September 2011, FASB issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011, but early adoption is permitted. This amendment does not impact the quantitative testing methodology, should it be necessary. Therefore, we do not anticipate that the adoption of ASU 2011-08 will have a material impact on our operating results or financial position.

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

Key Performance Measures

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our earnings and cash flows.  These key performance indicators include:

•                       Net sales;

•                       Net sales growth;

•                       Gross profit as a percentage of net sales;

•                       Operating income as a percentage of net sales;

•                       Adjusted EBITDA; and

•                       Adjusted EBITDA as a percentage of net sales (“Adjusted EBITDA margin”).

For the years ended December 31, 2011, 2010 and 2009, these key performance measures were ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales	$208,810	$175,805	$270,163
Net sales growth	18.8%	(34.9)%	0.4%
Gross profit as a percentage of net sales	31.4%	25.3%	32.0%
Operating income as a percentage of net sales	15.7%	10.5%	23.6%
Adjusted EBITDA (a)	$38,637	$23,324	$68,002
Adjusted EBITDA margin	18.5%	13.2%	25.2%

(a)                                 Adjusted EBITDA is used by management as the primary measure of the operating performance of our segments.  Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization of intangible assets, Sciens fees and expense, and other income or expenses.  For additional information on our operating segments and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Year Ended December 31,
	2011	%	2010	%	2009	%
Statement of Operations Data:
Net sales	$208,810	100.0%	$175,805	100.0%	$270,163	100.0%
Cost of sales	143,270	68.6	131,383	74.7	183,765	68.0
Gross profit	65,540	31.4	44,422	25.3	86,398	32.0

Selling and commissions	13,612	6.5	9,344	5.3	8,653	3.2
Research and development	5,578	2.7	4,536	2.6	2,645	1.0
General and administrative	13,098	6.3	11,621	6.6	10,714	4.0
Amortization of purchased intangibles	541	0.3	548	0.3	525	0.2
	32,829	15.7	26,049	14.8	22,537	8.3
Operating income	32,711	15.7	18,373	10.5	63,861	23.6
Other expense (income):
Interest expense	24,010	11.5	24,598	14.0	18,845	7.0
Debt prepayment expense	295	0.1	1,246	0.7	11,687	4.3
Other expenses, net	39	0.0	411	0.2	1,779	0.7
	24,344	11.7	26,255	14.9	32,311	12.0
(Loss) income from continuing operations before provision for foreign income taxes	8,367	4.0	(7,882)	(4.5)	31,550	11.7
Provision for foreign income taxes	3,171	1.5	2,499	1.4	2,057	0.8
(Loss) income from continuing operations	5,196	2.5	(10,381)	(5.9)	29,493	10.9
(Loss) from discontinued operations	—	0.0	(665)	(0.4)	243	0.1
(Loss) on disposal of discontinued operations	—	0.0	(208)	(0.1)	—	0.0
Net (loss) income	5,196	2.5%	(11,254)	(6.4)%	29,736	11.0%
Less: net (loss) income attributable to non-controlling interest	—		(84)		75
Net (loss) income attributable to Colt Defense LLC members	$5,196		$(11,170)		$29,661

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales

The following table shows net sales for the year ended December 31, 2011 and December 31, 2010 by product category ($ in thousands):

	Year Ended December 31,
	2011	2010	% Change
Weapon systems	$125,229	$120,737	3.7%
Spares /other	83,581	55,068	51.8%
Total	$208,810	$175,805	18.8%

Net sales for 2011 were $208.8 million, an increase of $33.0 million, or 18.8%, from $175.8 million in 2010. Weapon system sales increased in 2011 compared to the same period in 2010 by $4.5 million. The growth came from international and Commercial/LE markets where sales grew $24.0 million and $13.9 million, respectively. These increases were partially offset by a $33.4 million decline in sales of carbines to the U.S. Government from the comparable period in 2010, as the U.S. Government continued to evaluate its carbine procurement strategy.

Spares/other sales increased 51.8% from $55.1 million in 2010 to $83.6 million in 2011. The increase was mainly due to higher international sales to several customers, the largest of which was the United Arab Emirates.  While we have historically sold small arms weapons systems to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. As a result, these sales tend to fluctuate from year to year.

Cost of Sales/Gross Profit

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities cost, and maintenance and repairs. Gross margin in 2011 increased to 31.4% from 25.3% in 2010.  Several factors drove the year over year gross margin improvement. In 2010, we shut down our West Hartford facility for two weeks in July and had one week per month furloughs for production workers from February through August, which had a significant adverse impact on our 2010 gross margins. We did not have any plant shutdowns and we only had one four-day, partial furlough in 2011. A favorable sales channel mix also generated higher margins versus last year. In addition, our West Hartford facility benefited from lower expenses related to excess and obsolete inventory in 2011 compared to the prior year. These favorable variances were partially offset by higher expense related to offset purchase commitments. For additional information about offset purchase commitments, see “—Contractual Obligations and Commitments.”

Selling and Commissions Expense

Selling expense consists of primarily commissions, salaries, travel, trade shows, marketing materials, and customer training.  In addition, we pay commissions to independent foreign sales representatives on most direct foreign sales, which generally are a percentage of the selling price.  Foreign sales usually yield higher gross profit percentages, which offset the higher cost of commissions.

During 2011, selling and commission expenses increased by $4.3 million to $13.6 million. Commission expense was $2.8 million higher in 2011 compared to 2010 primarily due to an increase in commissionable international sales. We also made a larger investment in marketing in 2011 to support our sales strategy in the Commercial/LE markets.

Research and Development Expense

In 2011, research and development expenses increased by $1.0 million to $5.6 million. The increase was mainly due to costs associated with development projects at our Canadian subsidiary.

General and Administrative Expense

General and administrative expense consists of compensation and benefits expense, fees for professional services and other general office administration expenses.  These costs do not increase proportionately with increases in sales. During 2011, general and administrative costs, increased by $1.5 million over 2010.  The year over year increase was mainly due to higher compensation expense, a one-time severance expense and increased outside professional fees related to both the filing of our Registration statement on Form S-4 and other consulting services.

Interest Expense

Our interest expense in 2011 was $24.0 million, a decrease of $0.6 million from $24.6 million in 2010.  In the first nine months of 2010, we had a $50.0 million revolving credit facility (“the Revolver”). In the fourth quarter of 2010, we amended the Revolver and reduced it to a $10.0 million letter of credit facility, which resulted in $0.5 million of year over year interest saving during 2011.

Debt Prepayment Expense

Debt prepayment expense in 2011 was $1.3 million lower than 2010.  During 2010, we incurred $1.2 million of debt prepayment expenses related to the revolver amendment compared to $0.3 million of debt prepayment expense to terminate the revolver in 2011.

Other Expense, net

Net other expenses were $0.4 million lower in 2011, mainly due to lower foreign exchange losses compared to 2010.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, we are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on royalty and interest income received from our Canadian subsidiary.  For 2011, we had foreign income tax expense of $3.2 million compared to $2.5 million for 2010.

Discontinued Operations

We dissolved Colt Rapid Mat as of December 31, 2010.  In 2010, we recognized a loss from this discontinued operation of $0.7 million and a loss on disposal of $0.2 million. The loss on disposal is primarily due to the disposal of our non-controlling interest and the liquidation of our assets.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales

Sales

The following table shows net sales for the year ended December 31, 2010 and December 31, 2009 by product category ($ in thousands):

	Year Ended December 31,
	2010	2009	% Change
Weapon systems	$120,737	$215,393	(43.9)%
Spares /other	55,068	54,770.5%
Total	$175,805	$270,163	(34.9)%

Net sales for 2010 were $175.8 million, a decrease of $94.4 million, or 34.9%, from $270.2 million in 2009. Weapon system sales declined in 2010 compared to the same period in 2009 by $94.7 million. Contributing to this decline was a $70.8 million decrease in sales of carbines to the U.S. Government from the comparable period in 2009, as the U.S. Government continued to evaluate its carbine procurement strategy.  Also contributing to this decline from 2009 was a $32.4 million decrease in sales of law enforcement model carbines, including sales of Match Target(R) rifles to Colt’s Manufacturing, an affiliated entity.  These declines were partially mitigated by a $7.7 million increase in international weapon systems sales.  The 2009 surge in demand for law enforcement model carbines, which was influenced by the anticipated change in the U.S. Government’s regulation of firearms ownership, was not sustained.

Cost of Sales/Gross Profit

Gross margin in 2010 decreased to 25.3% from 32.0% in 2009.  This margin erosion was primarily due to the slowdown of volume and related production in our West Hartford plant which negatively impacted overall gross margin resulting in higher per unit manufacturing costs.  Commencing in February, we instituted a one-week a month “furlough” program at our West Hartford production facility.  In June, we executed a 135 salaried and bargaining unit employee headcount reduction.  Starting in September, substantially all furloughs at the West Hartford facility ended.  The full year impact of the aforementioned slowdown in volume and production was $11.9 million.

Selling and Commissions Expense

During 2010, selling and commission expenses increased by $0.7 million to $9.3 million primarily due to a rise of $0.6 in selling expenses attributed to a headcount increase in our sales force.  In addition, commission expense was $0.1 higher in 2010 compared to 2009.

Research and Development Expense

Research and development expenses increased by $1.9 million to $4.5 million due to initiatives associated with new product enhancements and development projects.

General and Administrative Expense

During 2010, general and administrative costs, increased by $0.9 million over 2009.  This increase was principally driven by our legal and accounting fees related to our initial regulatory filings, increased patent work and an audit performed by the Internal Revenue Service.

Interest Expense

Our interest expense in 2010 was $24.6 million, an increase of $5.8 million from $18.8 million in 2009.  The average borrowings were $250 million for the year 2010 as compared to $203.4 million for the same period a year ago.  The average effective rate of interest for 2010 was 10.4% compared to 9.3% for 2009.  Higher borrowings and interest expense are the result of the issuance of our senior notes, which occurred in the fourth quarter of 2009.

Other Expense, net

Net other expenses of $1.7 million in 2010 were $11.8 million lower than 2009.  During 2009, we incurred $11.7 million of debt prepayment expenses compared to $1.2 million in 2010 related to the revolver amendment on November 1, 2010.

Income Taxes

We are not subject to U.S. federal or state income taxes.  For 2010, we had foreign income tax expense of $2.5 million compared to $2.1 million for 2009.  The effective tax rate for 2010 was 31.7% compared to an effective tax rate of 6.5% for 2009.  The income tax we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  The difference between our consolidated effective tax rate and the U.S. Federal statutory tax rate, results primarily from U.S. income (loss) being taxable to our members, the difference between the U.S. and Canadian statutory rates, Canadian non-deductible expenses, and withholding taxes on Canadian interest and royalty expenses.

Discontinued Operations

We dissolved Colt Rapid Mat as of December 31, 2010.  In 2010, we recognized a loss from this discontinued operation of $0.7 million and a loss on disposal of $0.2 million. The loss on disposal is primarily due to the disposal of our non-controlling interest and the liquidation of our assets.  During 2009, we recognized income from this discontinued operations of $0.2 million.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally-generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding international business, on September 29, 2011, Colt Defense LLC, as the U.S. Borrower, Colt Canada Corporation, as the Canadian Borrower, and Colt Finance Corp., as Guarantor, entered into a Credit Agreement with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.

We expect to use the proceeds for working capital and general corporate purposes, as needed.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of December 31, 2011.

On February 24, 2012, we obtained an amendment from the lender under the Credit Agreement which clarified the calculation of certain fees payable thereunder.  The amendment has been filed as Exhibit 10.9.2 to this Annual Report on Form 10-K.

On September 29, 2011, in conjunction with our entering into the Credit Agreement, we terminated an existing credit facility. From November 10, 2009 through October 31, 2010, the Company was party to a $50.0 million senior secured revolving credit facility.  On November 1, 2010, the senior secured credit facility was amended to provide for a $10.0 million letter of credit facility.  The letter of credit facility existed for the sole purpose of supporting our letter of credit requirements.

On November 10, 2009, we issued $250 million senior unsecured notes, which bear interest at 8.75% and mature November 15, 2017.  Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010.  We issued the outstanding notes at a discount of $3.5 million from their principal value.  This discount will be amortized as additional interest expense over the life of the indebtedness. Proceeds from the 2009 offering of outstanding notes were used to repay the outstanding balances of our then outstanding senior secured credit facility and senior subordinated notes ($189.3 million), settle outstanding interest rate swap agreements ($5.4 million), pay a prepayment premium on our senior subordinated notes ($0.6 million) and pay financing costs ($12.8 million).  The balances of the proceeds were available for general corporate purposes.

No principal repayments are required until maturity. However, in the case of a change in control of our company, we are required to offer to purchase the outstanding notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest.  In addition, the outstanding notes may be redeemed at our option under certain conditions as follows:

•                       at any time prior to November 15, 2012, we may redeem up to 35% of the notes with the proceeds of certain equity offerings at a redemption price equal to 108.75% of their principal amount together with accrued unpaid interest to the date of redemption; and

•                       at any time prior to November 15, 2013, we may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes together with accrued and unpaid interest plus a make whole premium, as defined in the indenture; and

•                       on and after November 15, 2013, we may redeem all or, from time to time, a part of the notes at the following redemption process (expressed as a percentage of principal amount of the notes to be redeemed) plus accrued and unpaid interest, including additional interest, if any on the notes to the applicable redemption date if redeemed during the twelve month period beginning on November 15 of the years indicated below:

Year	Percentage
2013	104.375%
2014	102.187%
2015 and thereafter	100.000%

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

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital including accounts receivable and our investment in inventory.  Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income, as defined, for the applicable period.  Our Governing Board may also from time to time declare other distributions to our members. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.

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

Historically, we have shipped our products as soon as manufacturing and testing was completed.  As a result, we have had low levels of finished products inventory.  However, certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our finished goods inventory levels. At the end of the fourth quarter of 2011, our finished goods inventory included $2.5 million of Commercial/LE product built in anticipation of increased market demand and $0.9 million of finished product that had been shipped, but with regards to which, based on the contract terms, we could not recognize the revenue as the shipment had not reached its final destination.

At December 31, 2011, we had cash and cash equivalents totaling $38.2 million.  We believe that our existing cash balances and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash (used in) provided by operating activities	$(695)	$1,654	$34,150
Cash (used in) investing activities	(6,968)	(6,942)	(7,369)
Cash (used in) financing activities	(15,754)	(6,212)	(16,353)

Cash Flows Provided by Operating Activities

Net cash used in operating activities for 2011 was $0.7 million, compared to $1.7 million provided by operating activities in 2010.  The unfavorable variance was mainly due to changes in operating assets and liabilities, which were a $13.1 million net use of cash in 2011 compared to a $5.1 million source of cash in 2010. This unfavorable change in operating assets and liabilities was largely offset by increased profitability as net income increased to $5.2 million, up from an $11.3 million net loss in 2010.

The changes in our operating assets and liabilities, which were a net use of cash in 2011, were driven by not only our overall sales growth, but also a change in our sales mix as international and Commercial/LE sales grew and U.S. Government sales declined.  Accounts receivable increased by $15.8 million primarily due to $16.1 million of accounts receivable with an international customer related to fourth quarter shipments. Inventory, which was a $4.8 million use of cash in 2011, mainly grew to support the initial shipments of the M240 to the U.S. Government and an anticipated large international shipment in 2012. These uses of cash were partially offset by growth-driven increases in accounts payable and accrued expenses.

Net cash provided by operating activities for 2010 was $1.7 million, compared to $34.2 million in 2009.  This unfavorable variance was driven primarily by a net loss of $11.3 million in 2010 compared to net income of $29.7 million in 2009.  Working capital in 2010 decreased generating cash of $5.1 million as opposed to a $12.6 million working capital increase during 2009.  The principal cause for this variance was the result of the decline in sales together with the impact of the semi-annual interest payment on the note.

Cash Flows Used in Investing Activities

Net cash used in investing activities of $7.0 million in both 2011 and 2010 was primarily for capital expenditures.  In 2011, capital expenditures were $5.6 million compared to $7.4 million in 2010. These capital expenditures mainly reflect purchases of equipment associated with contract awards for new products including the M240 and the M249 and modernization initiatives. In addition, we invested $0.5 million in the expansion of our Canadian facility.

In addition to capital expenditures, we used $1.4 million of cash to fund an increase in restricted cash used to secure our outstanding letters of credit on 2011. In 2010, restricted cash was a $0.5 million source of cash as our cash required to collateralize outstanding letters of credit decreased.

Net cash used in investing activities for 2010 and 2009 were principally for capital expenditures.  Total capital expenditures for 2010, which were $0.7 million over the prior year, included $4.6 million for the purchase of equipment associated with contracts awarded for new products including the M240 machine gun and M249 barrel.  The balance of our planned capital expenditures was for maintaining existing manufacturing capabilities.

Cash Flows Used in Financing Activities

Net cash used in financing activities in 2011 was $15.8 million as compared to $6.2 million of cash used in financing activities in 2010.  A $12.9 million distribution to members was the primary use of cash in 2011. In addition, we used $1.7 million to pay debt issuance costs and $1.2 million for capital lease payments.

Net cash used in financing activities in 2010 was $6.2 million as compared to $16.4 million of cash provided by financing activities in 2009.  Tax distributions paid to members accounted for the principal use of cash used in financing activities in 2010 and 2009.

Net cash (used in) provided by financing activities consisted of the following ($ in millions):

	Year Ended December 31,
	2011	2010	2009
Net borrowings (repayments)(a)	$(1.2)	$(1.1)	$54.9
Debt issuance costs (a)	(1.7)	(0.1)	(12.8)
Distributions paid to members(b)	(12.9)	—	—
Tax distributions to members(c)	—	(5.0)	(14.7)
Debt prepayment expense(a)	—	—	(6.0)
Purchase of Common Units(d)	—	—	(5.0)
Total	$(15.8)	$(6.2)	$16.4

(a)                                 In 2011, we entered on to a credit agreement with Wells Fargo for a senior secured revolving credit facility and terminated the J.P. Morgan credit facility.  During 2009, we completed a refinancing of our debt by issuing new outstanding notes and entered into the senior secured credit facility with J.P. Morgan.

(b)                                 In 2010, the Governing Board declared a special distribution to members. $12.9 million was paid to members in the second quarter of 2011.

(c)                                  Tax distributions were made to our members equal to 45% of our taxable income.

(d)                                 During 2009, we purchased $5.0 million of Common Units from an officer of our company.

Contractual Obligations and Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table identifies material obligations and commitments as of December 31, 2011 ($ in thousands):

		Payments Due by Period
	Total	Less than 1 Year	13-35 Months	36-60 Months	More than 5 Years
Long-term debt principal payments(a)	$250,000	$—	$—	$—	$250,000
Interest payments	129,146	22,110	44,100	44,117	18,819
Capital lease obligations, including interest	1,195	1,195	—	—	—
Operating leases	1,053	932	121	—	—
Payments to pension trust(b)	14,279	1,400	3,028	3,359	6,492
Postretirement healthcare payments(b)	9,333	890	1,937	1,924	4,582
Purchase obligations(c)	2,102	2,102	—	—	—
Total contractual obligations	$407,108	$28,629	$49,186	$49,400	$279,893

(a)                                 Includes $250 million of outstanding notes which were issued at a discount of $3.5 million.

(b)                                 Payments to the pension trust and post retirement plan are required pursuant to our plan.

(c)                                  We had unconditional purchase obligations related to capital expenditures for machinery.

Offset Purchase Commitments

We have certain Industrial Cooperation Agreements, which stipulate terms of cooperation for commitment of offsetting business over five to six years for the foreign governments that are party to the related sales contracts. We generally settle our offset purchase commitments under Industrial Cooperation Agreements through on-going business and/or cooperating with other contractors on their spending during the related period. Additionally, we identify future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, we accrue the estimated cost to settle the offset purchase commitment.

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2011 and 2010, our remaining gross offset purchase commitments totaled $58.5 million and $25.8 million, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1.6 million and $0.4 million as of December 31, 2011 and 2010, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

Performance Guarantees

In the normal course of our business we may be asked to provide performance guarantees to our customers in relation to our contracts. Some customers may require that our performance guarantees be issued by a financial institution in the form of a letter of credit. As of December 31, 2011, we had $2.5 million in outstanding letters of credit, of which $1.7 million were fully collateralized by cash.

Pension Plans and Post-retirement Health Care Obligations

We have two domestic defined benefit plans that cover a significant portion of our salaried and hourly paid employees.  As a result of an amendment to the benefit plan for salaried employees, future accrued benefits for all salaried employees were frozen as of January 1, 2009.  We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets.  Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans.  Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid.  The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation.  In addition, management also consults with independent actuaries in determining these assumptions.  The excess of the projected benefit obligations over assets of the plans is $6.0 million at December 31, 2011.  We anticipate we will make a contribution of approximately $1.4 million to our pension plan in 2012.

We also have a post-retirement health plan for our domestic union employees.  The post-retirement health plan is unfunded.  We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate.  In connection with the renewal of our collective bargaining agreement in 2004, we capped the monthly cost of providing retiree health care benefits at approximately $206 (not in thousands) per employee per month.  In connection with the renegotiation of our union contract effective April 2007, the cap was raised to approximately $250 (not in thousands) per employee per month.  For the year ended December 31, 2011, the cost per employee per month was $186 (not in thousands).  The unfunded post-retirement health care benefit obligation was $12.9 million at December 31, 2011.  We anticipate we will make a contribution of approximately $0.9 million to our post-retirement health plan in 2012.

401K Plan

We have a domestic contributory savings plan (the 401K Plan) under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees.  The 401K Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  We match 50% of elective deferrals up to the first 6% of eligible deferred compensation. The employer match expense in 2011 was $0.3 million.

In addition, we have a defined contribution pension plan (the Canadian Plan) for our employees in Canada, whereby the employees must make a minimum of 1% contribution but can contribute up to 2.5% of their gross earnings.  The Canadian Plan requires employer matching.  There is a 700 hours worked eligibility requirement.  There is no vesting period.  In Canada, we also have a profit sharing plan, which provides for a contribution calculated at up to 7% of the net operating earnings, minus the employer contributions to the Canadian Plan.  The funds are distributed proportionately based on annual remuneration.  We incurred expenses related to these plans of $1.0 million in 2011.

Off-balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Impact of Inflation

Although inflationary increases in certain costs, particularly labor, outsourced parts and raw materials, could potentially have an impact on our operating results, inflation has not significantly impacted our overall operations in the last three years.

Item 7.A             Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency losses of $0.3 million, $0.7 million and $0.3 million for 2011, 2010 and 2009, respectively.  The foreign currency amounts reported in the Consolidated Statements of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

As of December 31, 2011, we had $250.0 million in principal amount of fixed-rate senior notes outstanding. A hypothetical 100 basis point increase in interest rates would not impact the interest expense on our fixed-rate date, which is not hedged. We had no variable rate debt outstanding at December 31, 2011.

Item 8.           Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Members and Governing Board of Colt Defense LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in deficit and changes in cash flows present fairly, in all material respects, the financial position of Colt Defense LLC and its Subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 24, 2012

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

For the Years Ended December 31,

(In thousands of dollars)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$38,236	$61,444
Restricted cash	1,241	671
Accounts receivable, net	30,575	15,218
Inventories	36,215	31,641
Other current assets	2,481	2,709
Total current assets	108,748	111,683

Property and equipment, net	22,589	21,741
Goodwill	14,713	14,950
Intangible assets with finite lives, net	6,635	7,484
Deferred financing costs	9,312	9,452
Long-term restricted cash	810	—
Other assets	2,149	2,277
Total assets	$164,956	$167,587

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$1,148	$1,229
Accounts payable	11,114	9,180
Accrued compensation and benefits	4,984	3,043
Accrued commissions	2,872	1,473
Accrued expenses	5,410	2,754
Pension and retirement obligations - current portion	890	893
Accrued interest	2,923	2,862
Customer advances and deferred income	8,804	9,185
Accrued distributions to members	3,343	15,606
Total current liabilities	41,488	46,225

Long-term debt, less current portion	247,186	246,838
Capital lease obligations	—	1,148
Pension and retirement liabilities	17,953	13,261
Other long-term liabilities	1,501	1,742
Total long-term liabilities	266,640	262,989
Total liabilities	308,128	309,214
Commitments and Contingencies (Note 12)
Deficit:
Accumulated deficit	(130,769)	(135,187)
Accumulated other comprehensive loss	(12,403)	(6,440)
Total deficit	(143,172)	(141,627)
Total liabilities and deficit	$164,956	$167,587

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands of dollars)

	2011	2010	2009

Net sales	$208,810	$175,805	$270,163
Cost of sales	143,270	131,383	183,765
Gross profit	65,540	44,422	86,398
Selling and commissions	13,612	9,344	8,653
Research and development	5,578	4,536	2,645
General and administrative	13,098	11,621	10,714
Amortization of purchased intangibles	541	548	525
Operating income	32,711	18,373	63,861

Interest expense	24,010	24,598	18,845
Debt prepayment expense	295	1,246	11,687
Other expense, net	39	411	1,779
Non-operating expense	24,344	26,255	32,311

Income (loss) from continuing operations before provision for foreign income taxes	8,367	(7,882)	31,550
Provision for foreign income taxes	3,171	2,499	2,057
Income (loss) from continuing operations	5,196	(10,381)	29,493
Discontinued operations:
(Loss) income from discontinued operations	—	(665)	243
(Loss) on disposal of discontinued operations	—	(208)	—
Net income (loss)	5,196	(11,254)	29,736
Less: Net (loss) income from discontinued operations attributable to non-controlling interest	—	(84)	75
Net income (loss) attributed to Colt Defense LLC members	$5,196	$(11,170)	$29,661

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2011	2010	2009
Operating Activities
Net income (loss)	$5,196	$(11,254)	$29,736
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	—	873	(243)
Depreciation and amortization	5,476	4,562	3,739
Amortization of financing fees	1,498	1,918	1,502
Deferred foreign income taxes	(271)	(161)	(317)
Gain on sale/disposals of fixed assets	(12)	(8)	(60)
Amortization of debt discount	348	318	—
Debt prepayment expense	295	1,246	11,687
Amortization of deferred income	(125)	(188)	(188)
Changes in operating assets and liabilities:
Accounts receivable	(15,761)	5,501	(11,970)
Inventories	(4,765)	3,901	(8,518)
Prepaid expenses and other current assets	405	(198)	(928)
Accounts payable and accrued expenses	8,001	(5,052)	7,476
Accrued pension and retirement liabilities	(830)	(970)	(475)
Customer advances and deferred income	(46)	1,967	1,784
Other liabilities, net	(71)	(69)	3
Net cash (used in) provided by operating activities from continuing operations	(662)	2,386	33,228
Net cash (used in) provided by operating activities from discontinued operations	(33)	(732)	922
Net cash (used in) provided by operating activities	(695)	1,654	34,150
Investing Activities
Purchases of property and equipment	(5,600)	(7,440)	(6,768)
Proceeds from sale of property	12	19	60
Change in restricted cash	(1,380)	465	(659)
Net cash used in investing activities from continuing operations	(6,968)	(6,956)	(7,367)
Net cash provided by (used in) investing activities from discontinued operations	—	14	(2)
Net cash used in investing activities	(6,968)	(6,942)	(7,369)
Financing Activities
Issuance of senior notes	—	—	246,477
Debt issuance costs	(1,636)	(75)	(12,848)
Debt prepayment	—	—	(5,985)
Term loan and note repayments	—	—	(132,157)
Subordinated note repayments	—	—	(58,127)
Capital lease obligation payments	(1,229)	(1,146)	(1,259)
Purchase of common units	—	—	(5,000)
Distributions paid to members	(12,889)	(4,976)	(14,729)
Net cash (used in) provided by financing activities from continuing operations	(15,754)	(6,197)	16,372
Net cash used in financing activities from discontinued operations	—	(15)	(19)
Net cash (used in) provided by financing activities	(15,754)	(6,212)	16,353
Effect of exchange rates on cash	209	239	323
Change in cash and cash equivalents	(23,208)	(11,261)	43,457
Cash and cash equivalents, beginning of period	61,444	72,705	29,248
Cash and cash equivalents, end of period	$38,236	$61,444	$72,705

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,075	$22,817	$14,296
Cash paid for foreign income taxes	2,574	3,313	1,152
Accrued debt issuance costs	17	—	—
Accrued distributions to members	3,343	15,606	2,645

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

For the Years Ended December 31,

(In thousands of dollars)

	Member Units	Accumulated Members’ Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance, December 31, 2008	135,993	$(115,743)	$(16,150)	$(171)	$(132,064)
Purchase of common units	(3,819)	(5,000)	—	—	(5,000)
Distributions to members	—	(14,998)	—	—	(14,998)
Net income	—	29,661	—	75	29,736
Other comprehensive income:
Pension and post-retirement health liabilities	—	—	223	—	223
Interest rate swap	—	—	6,992	—	6,992
Foreign currency translation	—	—	2,897	—	2,897
Comprehensive income	—	—	—	—	39,848
Balance, December 31, 2009	132,174	(106,080)	(6,038)	(96)	(112,214)

Distributions to members	—	(17,937)	—	—	(17,937)
Disposal of non-controlling interest	—	—	—	180	180
Net loss	—	(11,170)	—	(84)	(11,254)
Other comprehensive income/(loss):
Pension and post-retirement health liabilities	—	—	(1,817)	—	(1,817)
Foreign currency translation	—	—	1,415	—	1,415
Comprehensive loss	—	—	—	—	(11,656)
Balance, December 31, 2010	132,174	(135,187)	(6,440)	—	(141,627)

Distribution to members	—	(778)	—	—	(778)
Net income	—	5,196	—	—	5,196
Other comprehensive (loss):
Pension and post-retirement health liabilities	—	—	(5,519)	—	(5,519)
Foreign currency translation	—	—	(444)	—	(444)
Comprehensive loss	—	—	—	—	(767)
Balance, December 31, 2011	132,174	$(130,769)	$(12,403)	$—	$(143,172)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands of dollars, except unit and per unit data)

1.              Nature of Business

Colt Defense LLC was formed in 2002 as a Delaware limited liability company as a result of the re-organization of Colt’s Manufacturing Company, Inc. The defense and law enforcement rifle business was separated from the commercial handgun business. We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan. We also modify our rifles and carbines for civilian use and sell them to our affiliate, Colt’s Manufacturing, which resells them into the U.S. commercial market.

2.              Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Our consolidated financial statements include the accounts of Colt Defense LLC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at December 31, 2011 and 2010 consists of funds deposited to secure standby letters of credit primarily for foreign-based sales performance guarantees.

Revenue, Accounts Receivable and Credit Policies

We recognize revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. For certain “bill and hold” sales to the U.S. and Canadian governments, such sales and related accounts receivable are recognized upon inspection and acceptance of the rifles, including title transfer, by a government official and after we place the accepted rifles in a government approved location at our premises where they are held waiting shipping instructions. Such bill and hold sales at December 31, 2011, 2010 and 2009 were $6,840, $9,026 and $590, respectively.  As of December 31, 2011 and 2010, the receivables related to such bill and hold sales have been fully paid by the governments.

We account for revenues and earnings under two long-term government contract/program with interrelated multiple elements (procurement of parts, manufacturing and refurbishment services) using concepts of proportionate performance. This contract effects reported results for all periods presented. We estimate the total profit on this contract as the difference between the total estimated revenue and total estimated cost of the contract and recognizes that profit over the remaining life of the contract using an output measure (the ratio of rifles completed to the total number of rifles to be refurbished under the contract). We compute an earnings rate for this contract, including general and administrative expense, to determine operating earnings. We review the earnings rate quarterly to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates and recognized contract to date earnings resulting from these assessments are made in the period the revisions are identified. Contract costs include production costs, related overhead and allocated general and administrative costs. Amounts billed and collected on this contract in excess of revenue recorded are reflected as customer advances in the consolidated balance sheets.

Anticipated contract losses are charged to operations as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including certain general and administrative expenses. When we have a customer claim, revenue arising from the claims process is either recognized as revenue or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. We had no claims recorded at any year-end presented.

Credit is extended based on an evaluation of each customer’s financial condition. Generally, collateral is not required, other than in connection with some foreign sales. If the circumstances warrant, we require foreign customers to provide either a documentary letter of credit or a prepayment.

Credit losses are provided for, primarily using a specific identification basis. Once a customer is identified as high risk based on the payment history and credit worthiness, we will provide an allowance for the estimated uncollectible portion. Accounts are considered past due based on the original invoice date. Write-offs of uncollectible accounts receivable occur when all reasonable collection efforts have been made. Neither provisions nor write-offs were material for any period presented. Our allowance for doubtful accounts at December 31, 2011 was $1 and at December 31, 2010 was $216.

Total
Balance at December 31, 2009	$523
Provision for (recovery of) doubtful accounts	(305)
Write-offs	(2)
Balance at December 31, 2010	$216
Provision for (recovery of) doubtful accounts	(209)
Write-offs	(6)
Balance at December 31, 2011	$1

Accounts receivable represent amounts billed and currently due from customers. There are no material amounts not expected to be collected within one year from the balance sheet date.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method or market. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of building and equipment (including assets recorded under capital leases) and amortization of leasehold improvements are computed using the straight-line method over the estimated useful life of the assets, for leasehold improvements, over the life of the lease term if shorter. Depreciation and amortization of property and equipment for the years ended December 31, 2011, 2010 and 2009 was $4,633, $3,712 and $2,911, respectively. We did not enter into any capital leases during 2011 or 2010.

Expenditures that improve or extend the lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of:

	December 31,		Estimated
	2011	2010	Useful Life
Land	$354	$362	—
Building	2,521	2,029	33
Machinery and equipment	34,086	32,602	7-10
Furniture, fixtures and leasehold improvements	6,089	5,310	3-5
	43,050	40,303
Less accumulated depreciation and amortization	(23,531)	(19,260)
	19,519	21,043
Construction in process	3,070	698
Property and equipment, net	$22,589	$21,741

Goodwill

Goodwill is tested for impairment annually during the fourth quarter, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. We determine the fair value of each of our reporting units based on a market approach. Using this approach, we select public companies that are comparable to ours and review their revenue and EBITDA to determine comparable multiples which we use to value our business. The comparable companies consist of small capitalization arms manufacturers, U.S. prime contractors and European defense contractors.

There were no impairment indicators of any goodwill during 2011, 2010 or 2009.  Changes in the carrying amount of goodwill are as follows:

Total
Balance at December 31, 2009	$14,395
Effect of foreign currency translation	555
Balance at December 31, 2010	14,950
Effect of foreign currency translation	(237)
Balance at December 31, 2011	$14,713

As of December 31, 2011 and 2010, there was an accumulated impairment of $1,245 on the gross book value of $15,958.

Intangible Assets

We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. When long-lived assets are reclassified to “held for sale”, we compare the asset’s carrying amount to its estimated fair value less cost to sell to evaluate impairment. No long-lived assets have been reclassified to held for sale for any period presented.

The net carrying value of our intangible assets with definite lives follows:

	As of December 31, 2011
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life

Customer relationship Canadian Government	$2,478	$(544)	$1,934	30
Customer relationships other	7,062	(4,091)	2,971	20
Technology-based intangibles	3,610	(1,880)	1,730	15
	$13,150	$(6,515)	$6,635

	As of December 31, 2010
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life

Customer relationship Canadian Government	$2,534	$(472)	$2,062	30
Customer relationships other	7,221	(3,731)	3,490	20
Technology-based intangibles	3,610	(1,678)	1,932	15
	$13,365	$(5,881)	$7,484

Amortization expense for these intangible assets for the years ended December 31, 2011, 2010 and 2009 was $742, $749 and $727, respectively, of which $201 in 2011, $201 in 2010 and $202 in 2009 were included in cost of sales in the Consolidated Statements of Operations. The Company expects to record annual amortization expense of $696, $666, $635, $604 and $573 for 2012, 2013, 2014, 2015 and 2016, respectively. The Canadian government customer intangible and technology based intangibles are amortized using the straight-line method. The other customers’ intangibles are amortized using the sum of the years’ digits method.

Prepaid License Fee

The prepaid license fee (see Note 11) is being amortized over its initial 20-year term. Amortization expense was $101 per year in 2011, 2010 and 2009.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt as a component of interest expense.

Warranty Costs

We generally warrant our military products for a period of one year and record the estimated costs of such product warranties at the time the sale is recorded. For direct foreign sales, posting a warranty bond for periods ranging from one to five years is occasionally required. Our estimated warranty costs are based upon actual past experience, our current production environment as well as specific and identifiable warranty. As of December 31, 2011 and 2010, the balance of our warranty reserve was $139 and $116, respectively.

Advertising Costs

We expense advertising as incurred. Advertising expense was $1,653 for the year ended December 31, 2011, $774 for the year ended December 31, 2010 and $738 for the year ended December 31, 2009.

Research and Development Costs

Research and development costs incurred to develop new products and to enhance existing products, which are not specifically covered by contracts, and those costs related to our share of research and development activity in connection with cost-sharing arrangements are charged to expense as incurred. Research and development expenses were $5,578 in 2011, $4,536 in 2010 and $2,645 in 2009.

Research and development costs incurred under contracts with customers are included as a contract cost and reported as a component of cost of sales when revenue from such contracts is recognized. Government research and development support, not associated with specific contracts, is recorded as a reduction to cost of sales in the period earned.

Self-Funded Medical Plan

We maintain a self-funded employee group medical plan under which the liability is limited by individual and aggregate stop loss insurance coverage. Included in accrued expense in the accompanying Consolidated Balance Sheets is a liability for reported claims outstanding, as well as an estimate of incurred but unreported claims, based on our best estimate of the ultimate cost not covered by stop loss insurance. The actual amount of the claims could differ from the estimated liability recorded of $340 and $419 at December 31, 2011 and 2010, respectively.

Income Taxes

In accordance with the provisions of ASC Topic 740, an uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As of December 31, 2011 and 2010, we had no reserves for any uncertain tax position.

Common Unit Compensation Expense (Benefit)

We account for employee unit awards based on the grant date fair value of unit based compensation awards. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award.

Derivative Instruments

During 2007, we entered into interest rate swap agreements to hedge the variable-rate characteristics of the term loans outstanding under a previously existing credit facility. These derivative instruments were recorded at fair value and were classified as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative is reported as a component of accumulated other comprehensive income or loss. The ineffective portion of the gain or loss was reported in earnings. During 2009, there was no ineffectiveness. Net amounts paid or received under the interest rate swap agreement were included in interest expense (See Note 5).  We had no derivative instruments outstanding as of December 31, 2011 or 2010.

Foreign Currency Translation

The functional currency for our Canadian operation is the Canadian dollar. We translate the balance sheet accounts of our Canadian operation at the end-of-period exchange rates and its income statement accounts at the average exchange rates for each month. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss, which is included in members’ deficit.

Our Canadian operation is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and some intercompany transactions in currencies other than the Canadian dollar. As a matter of policy, we do not engage in interest rate or currency speculation. We have no derivative financial instruments to hedge this exposure. In our Consolidated Statements of Operations, we had foreign currency losses of $0.3 million, $0.7 million and $0.3 million for 2011, 2010 and 2009, respectively.

Fair Value Measurements

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. There was no effect on our financial statements upon adoption of this guidance.

The carrying values for cash, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair values due to their short maturities.  The carrying value of our long-term debt of $247,186 and $246,838 at December 31, 2011 and 2010, respectively, was recorded at amortized cost.  The estimated fair value of long-term debt of approximately $172,500 and $183,425 at December 31, 2011 and 2010, respectively, was based on quoted market prices.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value fall into the following hierarchy.

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

During 2011 and 2010, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Retirement Benefits

We have pension and other post retirement benefit costs and obligations which are dependent on various assumptions. Our major assumptions relate primarily to discount rates, salary growth, long-term return on plan assets and medical cost trend rates. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations.

Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amends ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards will be effective for us beginning on January 1, 2012. We do not expect the adoption of either ASU 2011-05 or ASU 2011-12 to have a material impact on our operating results or financial position.

Intangibles — Goodwill and Other — In September 2011, FASB issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011, but early adoption is permitted. This amendment does not impact the quantitative testing methodology, should it be necessary. Therefore, we do not anticipate that the adoption of ASU 2011-08 will have a material impact on our operating results or financial position.

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

2010 and 2009 Revisions

During the first quarter of 2011, we identified a $3,259 understatement of goodwill related to our acquisition of Colt Canada and corresponding understatement of deferred tax liabilities. These understatements are attributable to the initial application of purchase accounting in 2005.  We corrected this immaterial error through revision of our historical financial statements. As a result, our previously reported December 31, 2010 goodwill and deferred tax liabilities increased from $11,622 to $14,950 and $248 to $1,644, respectively.

Additionally, our net loss for the year ended December 31, 2010 decreased from $(11,414) to $(11,254) and net income for the year ended December 31, 2009 increased from $29,473 to $29,736 due to reductions in our tax provisions. Our accumulated deficit as of December 31, 2010 decreased from $(136,911) to $(135,187) to include the historical net income impact of the revision. Our December 31, 2008 opening balance in our Consolidated Statements of Changes in Deficit increased from $(133,260) to $(132,064). Based on an analysis of qualitative and quantitative factors, this error was deemed immaterial to all periods previously reported.

Prior Period Adjustments

During the first quarter of 2011, fourth quarter of 2011 and the full year of 2011, the Company recorded pre-tax adjustments of $127, $316 and $621, respectively, related to immaterial errors in prior periods.  Management has concluded based on its quantitative and qualitative analysis such amounts are not material to our operations.

3.              Discontinued Operations

On December 1, 2010, we closed a non-core business located in Delhi, Louisiana, Colt Rapid Mat, which was engaged in the manufacture and sale of runway repair systems. Accordingly, Colt Rapid Mat is presented as a discontinued operation in the consolidated financial statements.  Colt Rapid Mat was a guarantor of our $250,000 senior notes issued November 3, 2009; however, upon dissolution Colt Rapid Mat ceased being a guarantor of our senior notes. There was no buyer for this business and no significant proceeds as most assets were either disposed of or absorbed into other parts of the business.  In addition, there were no significant costs nor on-going commitments associated with the closure.

The following table summarizes the components of the discontinued operations for Colt Rapid Mat:

	2011	2010	2009
Net sales	$—	$612	$3,863
(Loss) income from discontinued operations	—	(665)	243
Loss on disposal of discontinued operations	—	(208)	—

A loss on disposal of discontinued operations of $208 was recognized in 2010 as a result of the disposal of Colt Rapid Mat’s assets.  Additionally, included in the (loss) income from discontinued operations in the Statements of Operations is net loss (income) attributed to non-controlling interest of ($84) and $75 for the years ended December 31, 2010 and 2009, respectively.

4.              Inventories

Inventories consist of:

	December 31,
	2011	2010
Materials	$22,422	$19,338
Work in process	8,211	10,257
Finished products	5,582	2,046
	$36,215	$31,641

5.              Notes Payable and Long-term Debt

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

On November 10, 2009, Colt Defense LLC (Parent), our parent company, and Colt Finance Corp, a 100%-owned finance subsidiary of Parent, jointly and severally co-issued $250,000 of unsecured senior notes (“the Senior Notes”). Proceeds from the offering of Senior Notes were used to repay the outstanding balances of our then outstanding senior secured credit facility and senior subordinated notes ($189,281), settle outstanding interest rate swap agreements ($5,395), pay a prepayment premium on our senior subordinated notes ($581), pay bank legal costs associated with the prepayment ($9) and pay financing costs ($12,848). The balance of the proceeds was available for general corporate purposes.

Concurrently with the issuance of the Senior Notes, we entered into a senior secured credit facility, consisting of a $50,000 revolving credit line (the “Revolver”).  On November 1, 2010, the Revolver was amended to provide for a $10,000 letter of credit facility only.  The Company terminated the Revolver on September 29, 2011 and expensed $295 of unamortized deferred financing fees. Prior to termination, we cash collateralized all of the letters of credit that were outstanding under the Revolver.  There were no advances outstanding at the time the Revolver was terminated.

Senior Notes

The $250,000 Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount will be amortized as additional interest expense over the life of the indebtedness.

No principal repayments are required until maturity. However, in the event of a change in control of our company, we are required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest. In addition, the Senior Notes may be redeemed at our option under certain conditions as follows:

•                  at any time prior to November 15, 2012, we may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 108.75% of their principal amount together with accrued unpaid and interest to the date of redemption; and

•                  at any time prior to November 15, 2013, we may redeem some or all of the Senior Notes at a price equal to 100% of their principal amount together with accrued and unpaid interest plus a make whole premium, as defined in the indenture; and

•                  on and after November 15, 2013, we may redeem all or, from time to time, a part of the Senior Notes at the following redemption price (expressed as a percentage of principal amount of the Senior Notes to be redeemed) plus accrued and unpaid interest, including additional interest, if any on the Senior Notes to the applicable redemption date if redeemed during the twelve month period beginning on November 15 of the years indicated below:

Year	Percentage
2013	104.375%
2014	102.187%
2015 and thereafter	100.00%

The Senior Notes are not guaranteed by any of our subsidiaries and do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. Under certain circumstances, we are required to make an offer to purchase our senior notes offered hereby at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain asset dispositions. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions, unless certain conditions are met, including that (1) no default under the indenture shall have occurred and be continuing, (2) we shall be permitted by the indenture to incur additional indebtedness and (3) the amount of distributions to our unit holders may not exceed a certain amount based on, among other things, our consolidated net income.  Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The indenture does not restrict the ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries’, inclusive of the co-issuer Colt Finance Corp, which itself has no subsidiaries. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness, including the Credit Agreement, if such indebtedness in default aggregates to $20,000 or more.

On May 11, 2011, Colt Defense completed an exchange offer for up to $250,000 in the aggregate principal amount of our registered 8.75% Senior Notes due 2017 for up to a like aggregate principal amount of our outstanding 8.75% Senior Notes due 2017 issued pursuant to Rule 144A.  A total of $246,173 of our Senior Notes were exchanged during the offering.  The Company did not recognize any gain or loss for accounting purposes as a result of the exchange offer.

The outstanding loan balances and weighted average interest rates at December 31, 2011 and 2010 were as follows:

		Weighted		Weighted
	Year Ended	Average	Year Ended	Average
	December 31,	Effective	December 31,	Effective
	2011	Interest Rate	2010	Interest Rate
Senior notes (a)(b)	$250,000	9.0%	$250,000	9.0%
Unamortized discount	(2,814)		(3,162)
	247,186		246,838
Less: current portion	—		—
	$247,186		$246,838

(a)	Interest expense for 2011 and 2010 includes $348 and $318, respectively, of amortization of original issue discount.
(b)	The senior notes bear interest at 8.75%. The effective rate of these notes is 9%, giving effect to the original issue discount.

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

Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Company paid $1,636 of debt issuance costs in 2011 and we expect to pay estimated additional debt issuance costs of $17 in 2012. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of December 31, 2011.

Financing Costs

When we incur costs associated with financing arrangements, we defer the costs and amortize them to interest expense over the term of the related debt. If a financing arrangement is terminated early, we expense any unamortized financing costs to debt prepayment expense at the time of termination. In September 2011, we incurred $1,653 of financing costs when we entered into the Credit Agreement and wrote-off $295 of unamortized financing costs when we terminated the Revolver. In November 2010, we amended our Revolver and reduced it from a $50,000 line of credit to a $10,000 letter of credit facility. In conjunction with this amendment, we wrote-off unamortized financing costs of $1,246 and incurred an additional $75 of financing costs.  When we issued the Senior Notes in 2009, we incurred $12,848 of financing costs and we wrote-off unamortized financing costs of $5,702. Amortization of deferred financing costs for years ended December 31, 2011, 2010 and 2009 were $1,498, $1,835 and $1,325, respectively.

Interest Rate Swap

Prior to 2009, we entered into cash flow hedge transactions designed to eliminate the variability of cash flows related to interest payments on our then existing LIBOR-based term loan facility.  In connection with the refinancing of our credit facilities in November 2009 all of our interest rate swap agreements were terminated prior to their maturity. Settlement costs of $5,395 were incurred in connection with this termination and the losses in accumulated comprehensive income were released to debt prepayment expense. Monthly variable interest payments of $2,937 were recognized as an increase in interest expense for the year ended December 31, 2009.  We did not have any derivative type instruments outstanding in 2010 or 2011.

Debt Prepayment Expense

Total debt prepayment expense, which was included in the Statements of Operations, related to the above debt refinancing activities and amendments were:

	2011	2010	2009
Write-off of deferred financing costs	$295	$1,246	$5,702
Settlement of outstanding interest rate swap	—	—	5,395
Prepayment premium on senior subordinated notes	—	—	581
Other	—	—	9
	$295	$1,246	$11,687

6.              Lease Obligations

Future minimum lease payments at December 31, 2011 are as follows:

	Capital	Operating
	Leases	Leases
2012	$1,195	$932
2013	—	121
2014	—	—
Total minimum lease payments	1,195	$1,053
Less amount representing interest	(47)
Present value of net minimum lease payments	$1,148

As of December 31, 2011, machinery and computer equipment with an original cost of $6,641 was recorded under capital leases, with accumulated depreciation of approximately $5,252. Amortization of assets under capital leases is included in depreciation expense.

As of December 31, 2011, we had operating lease contracts for our West Hartford facilities as well as some office equipment and vehicles. Rent expense under our operating leases was $1,095, $1,008 and $835 in 2011, 2010 and 2009, respectively. Rent expense for such years is net of $161 for rental income for the portion of the West Hartford facility subleased to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), an affiliated company. The Colt’s Manufacturing sublease expires in October 2012.

In October 2005, another affiliate of ours purchased the West Hartford manufacturing facility, where we also have our corporate offices. We signed a non-cancelable lease with the affiliate with a seven-year term, which expires in October 2012. Terms of the lease include monthly payments of $63 for the first five years and $69 for the last two years. We are responsible for all related expenses, including taxes, maintenance and insurance. We have a $250 security deposit related to this lease agreement.

7.              Income Taxes

The components of income (loss) from continuing operations before foreign income taxes consisted of:

	December 31,
	2011	2010	2009
United States	$(4,351)	$(16,035)	$25,630
Foreign	12,718	8,153	5,920
Total	$8,367	$(7,882)	$31,550

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, is not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. Our Canadian operation files separate income tax returns in Canada. Any year in which U.S. taxable income is allocated to the members and to the extent the Board of Directors determines that sufficient funds are available; distributions to members equal to 45% of the highest taxable income allocated to any one unit shall be made. Accordingly, we have recorded a gross member tax distribution liability of $3,495 for the year ended December 31, 2011 and expect to pay it during the first quarter of 2012.

The provision (benefit) for foreign income taxes consists of the following:

	December 31,
	2011	2010	2009
Current	$3,442	$2,660	$2,374
Deferred	(271)	(161)	(317)
Total	$3,171	$2,499	$2,057

The difference between our consolidated effective tax rate and the U.S. Federal statutory tax rate, results primarily from U.S. income taxable to our members, the difference between the U.S. and Canadian statutory rates, Canadian non-deductible expenses, and withholding taxes on Canadian interest and royalty expenses.

The components of our deferred income taxes consisted of:

	December 31,
	2011	2010
Deferred tax assets
Reserves	$340	$136
Deferred tax liabilities
Intangible assets	(1,226)	(1,397)
Fixed assets	(275)	(247)
Other	(98)	(48)
Total	$(1,259)	$(1,556)

The net long-term deferred tax liability of $1,501 is included in Other Long-term liabilities and the net current deferred tax asset of $242 is included in current assets.

8.              Pension, Savings and Postretirement Benefits

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

We recognize the projected liability for our pension benefits and postretirement health care coverage in excess of plan assets. Obligations for both pension and postretirement plans are measured as of our December 31 year-end.

Disclosures related to the pension plans and the postretirement health care coverage follows:

			Post-Retirement
	Pension Plans		Healthcare Coverage
	2011	2010	2011	2010
Projected benefit obligation at beginning of year	$21,284	$19,110	$12,198	$11,636
Service cost	287	361	190	257
Interest cost	1,090	1,123	608	668
Curtailment of salaried plan	—	—	—	(261)
Actuarial loss/(gain)	3,633	1,304	462	528
Benefits paid	(704)	(614)	(596)	(630)
Projected benefit obligation at end of year	25,590	21,284	12,862	12,198

Fair value of plan assets at beginning of year	19,328	17,439	—	—
Employer contributions	1,293	1,200	—	—
Actual return on plan assets	(308)	1,303	—	—
Benefits paid	(704)	(614)	—	—
Fair value of plan assets at end of year	19,609	19,328	—	—

Unfunded benefit obligation at end of year	$(5,981)	$(1,956)	$(12,862)	$(12,198)

The components of the unfunded benefit obligations of the hourly and salaried defined benefit plans follow:

	2011			2010
	Hourly	Salaried		Hourly	Salaried
	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$17,775	$7,815	$25,590	$14,285	$6,999	$21,284
Fair value of plan assets	13,687	5,922	19,609	13,462	5,866	19,328
Unfunded benefit obligation	$(4,088)	$(1,893)	$(5,981)	$(823)	$(1,133)	$(1,956)

Effective January 1, 2009, we froze the pension benefits under the salaried defined benefit plans. Accordingly, participants retain the pension benefits already accrued, however no additional benefits will accrue after the effective date of the freeze.

The components of cost recognized in our statement of operations for our pension plans are as follows:

	December 31,
	2011	2010	2009
Service cost	$287	$361	$401
Interest cost	1,090	1,123	1,109
Expected return on assets	(1,549)	(1,389)	(1,244)
Amortization of unrecognized prior service costs	170	170	170
Amortization of unrecognized loss	495	358	372
Net periodic cost	$493	$623	$808

The components of cost recognized in our statement of operations for our post-retirement health cost coverage are as follows:

	December 31,
	2011	2010	2009
Service cost	$190	$257	$289
Interest cost	608	668	673
Amortization of unrecognized prior service costs	(231)	(285)	(361)
Amortization of unrecognized loss	—	7	—
Effect of curtailments and settlements	—	(407)	—
Net periodic cost	$567	$240	$601

The components of cost recognized in other comprehensive loss for our pension and post-retirement health plans are as follows:

		Post
	Pension	Retirement
	Plans	Health	Total
Balance at December 31, 2009	$(7,405)	$123	$(7,282)
Recognized in other comprehensive loss	(864)	(953)	(1,817)
Balance at December 31, 2010	(8,269)	(830)	(9,099)
Recognized in other comprehensive loss	(4,826)	(693)	(5,519)
Balance at December 31, 2011	$(13,095)	$(1,523)	$(14,618)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2012 is as follows:

		Post
	Pension	Retirement
	Plans	Health
Prior service cost/(gain)	$171	$(231)
Actuarial loss	495	55
Total	$666	$(176)

Weighted average assumptions used in determining the year-end benefit obligation are as follows:

	Hourly		Salaried		Post-Retirement
	Pension Plan		Pension Plan		Healthcare Coverage
	2011	2010	2011	2010	2011	2010
Discount rate	4.25%	5.50%	4.50%	5.50%	4.25%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	N/A	N/A

Weighted average assumptions used to determine net periodic cost for the years ended December 31 are as follows:

	Hourly			Salaried
	Pension Plan			Pension Plan
	2011	2010	2009	2011	2010	2009
Discount rate	4.25%	5.50%	6.25%	4.50%	5.50%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

	Post-Retirement Health
	2011	2010	2009
Discount rate	4.25%	5.50%	6.25%
Expected return on plan assets	N/A	N/A	N/A

In connection with the renewal of our collective bargaining agreement in 2007, effective April 1, 2007, we capped our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2011, the cost per month was $186 (not in thousands) per employee.

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets.

We have developed an investment strategy for the Plans’ that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the Plans’ assets is the emphasis on consistent growth; specifically, growth in a manner that protects the Plans’ assets from excessive volatility in market value from year-to-year. The investment policy also takes into consideration the benefit obligations, including expected timing of distributions.

The primary objective for the Plans is to provide long-term capital appreciation through investment in equity and debt securities. We select professional money managers whose investment policies are consistent with our investment strategy and monitor their performance against appropriate benchmarks. The Plans do not own an interest in us and there are no significant transactions between us and the Plans.

Our overall investment strategy is to achieve a mix of approximately 50% equity and 50% fixed income payments. The Plan’s target allocation at December 31, 2011 and 2010 are as follows:

	2011	2010
	Pension	Pension
	Plans	Plans
Domestic large capitalization equities	20%	40%
Domestic small-mid capitalization equities	20%	5%
International equities	10%	5%
Total equities	50%	50%
Domestic fixed income	45%	45%
Money market	5%	5%
	100%	100%

We re-balance our portfolio periodically to realign the actual asset allocation with our target allocation. The percentage allocation to each asset class may vary depending upon market conditions. The allocation by asset category is as follow:

	Fair Value Measurements at
	December 31, 2011
		Allocation
	Total	Percent	Level 1	Level 2	Level 3
Equity Mutual Funds	$9,858	50.3%	$9,858	$—	$—
Fixed Income Mutual Funds	6,211	31.6	6,211	—	—
Money Market Funds	3,540	18.1	384	3,156	—
	$19,609	100.0%	$16,453	$3,156	$—

Level 1 assets were based on fund value at the close of market on December 31, 2011.  Level 2 assets consist of a stable value fund which was comprised of varying fixed income securities contained within a financial contract.

We anticipate making pension contributions of approximately $1,400 to the plans in 2012.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of 2011.

		Post
	Pension	Retirement
Years ending	Plans	Health
2012	$1,237	$890
2013	1,284	965
2014	1,317	972
2015	1,312	961
2016	1,364	963
2017-2021	7,354	4,582

Defined Contribution Plans

We have a contributory savings plan (the “401K Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401K Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2009, we amended our 401(K) Plan to provide for a match of a portion of salaried employee contributions. Employer match expense for 2011 was $272, 2010 was $259 and during 2009 was $227.

Our Canadian operation has a defined contribution pension plan whereby the employees can make voluntary contributions up to 2.5% of their gross earnings. This plan requires employer matching. There is a 700 hours worked eligibility requirement. There is no vesting period. The Canadian operation also has a profit sharing plan, which provides for a contribution calculated at up to 7% of the net operating earnings, minus the employer contributions to the pension plan. The funds are distributed proportionately based on years of service and annual remuneration. Our Canadian operation incurred expenses related to these plans of $1,020, $527 and $317 in 2011, 2010 and 2009, respectively.

9.              Colt Defense LLC Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of December 31, 2011 and 2010 were 132,174. No preferred units have been issued.

In February 2010, our board declared a special distribution to members of $15,606.  During the first quarter of 2011, the final liability was determined to be $12,889. The reduction in the liability was recognized in accumulated deficit. This distribution was made to members during the second quarter of 2011.

In December 2011, we accrued $3.3 million for a tax distribution to members that we expect to pay in 2012.

Colt Defense Employee Plan Holding Corp (“E-Plan Holding”) is wholly owned by the Colt Defense LLC Profit Sharing Plan (the “Plan”). The Plan was converted from an employee stock ownership plan to a profit sharing plan effective January 1, 2009. We have no obligation to make any future contributions to E-Plan Holding or the Plan. No common units were purchased during 2011, 2010 or 2009. At December 31, 2011, E-Plan Holding owns 1,205 of our outstanding units.

During 2009, we purchased 3,819 common units from an officer at a purchase price per unit of $1,309 (not in thousands) per unit for a total of $5,000.

10.       Management Option Incentive Plan

No stock options were issued or exercised during 2011, 2010 or 2009. Therefore, we did not record any stock based compensation charges in 2011, 2010 or 2009.

11.       Transactions With Related Parties

We have a financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management. Under the terms of the agreement, we incurred annual advisory fees of $350 during 2011, 2010 and 2009, respectively. We also reimburse the affiliate for expenses incurred in connection with the financial advisory services provided. During 2011, 2010 and 2009, we incurred $100, $39 and $52, respectively, for such reimbursements. The cost for these advisory services and the expenses are recorded within general and administrative expenses. In connection with the November 2009 financing described in Note 5, the same affiliate and another member received transaction fees of $3.2 million and $0.6 million, respectively.

We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly-owned subsidiary, Colt’s Manufacturing of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. At December 31, 2011 and 2010 this intangible had an unamortized balance of $1,210 and $1,311, respectively.

Effective July 1, 2007, we entered into a service agreement with Colt’s Manufacturing, an affiliate entity, which provides for remuneration for certain factory accounting, data processing and management services provided by us to Colt’s Manufacturing. The annual fee for these services was initially $580, with payments made quarterly in arrears. Effective December 1, 2007, the service agreement was amended when a portion of the services Colt’s Manufacturing was receiving were reduced and the annual fee was reduced to $480. Effective January 1, 2009 the annual fee was reduced to $430 as a result of further reductions in services provided to Colt’s Manufacturing.

In May 2011, we signed a memorandum of understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. Transactions with Colt’s Manufacturing and related accounts receivable follow:

	Year Ended December 31,
	2011	2010	2009
Sales of rifles to Colt’s Manufacturing	$11,746	$855	$4,566
Accounts receivable for product sales as of year end	2,161	36	221
Service fees earned	430	430	430

As discussed in Note 6, we also lease our West Hartford facility from an affiliate and we sublease a portion of our facilities to Colt’s Manufacturing.

During 2009, Colt Security LLC (“Security”), a wholly-owned subsidiary of E-Plan Holding, assumed responsibility for providing security guard services to us, effective January 1, 2009. At that time, Security employed all of the security guards previously employed by us and leased them back to us. We incurred employee leasing costs of $869 in 2011, $858 in 2010 and $919 in 2009.

12.       Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	As of December 31,
	2011	2010
Standby letters of credit secured by restricted cash	$1,660	$655
Standby letters of credit secured by Revolver	—	632
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	804	804

At December 31, 2011 and 2010, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $2,102 and $950, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2011 and 2010,our remaining gross offset purchase commitments totaled $58,466 and $25,807, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,563 and $412 as of December 31, 2011 and 2010, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various litigations, which are incidental to our normal business. In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

13.       Segment Information

Our small arms weapons systems segment represents our core business, as substantially all of our operations are conducted through this segment.  Our small arms weapons systems segment consists of two operating segments which have similar economic character and have been aggregated into the company’s only reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally.  In addition, we sell rifles and carbines to our affiliate, Colt’s Manufacturing, which resells them into the commercial market.

Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes depreciation and amortization of intangible assets and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment.  See the footnotes that follow the reconciliation table below for additional information regarding the adjustments made to arrive at Adjusted EBITDA of the small arms weapons systems segment.

The following tables represent a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Statements of Operations Data:
Adjusted EBITDA	$38,637	$23,324	$68,002
Provision for foreign income taxes	(3,171)	(2,499)	(2,057)
Depreciation and amortization (i)	(5,476)	(4,562)	(3,739)
Interest expense, net	(24,010)	(24,598)	(18,845)
Sciens fees and expenses (ii)	(450)	(389)	(402)
Other expenses, net (iii)	(334)	(1,657)	(13,466)
Income (loss) from continuing operations	$5,196	$(10,381)	$29,493

(i)	Includes depreciation and amortization of intangible assets.

(ii)          Includes fees and expenses pursuant to our advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management.

(iii)       Includes expenses associated with the write-off of unamortized deferred financing fees associated with the refinancing of credit facilities, transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses, service income from an affiliate and other less significant charges not related to on-going operations.

Geographical Information

Geographic external revenues are attributed to the geographic regions based on the customer’s location of origin.  Our reported net sales in the United States include revenues that arise from sales to the U.S. Government under its Foreign Military Sales program, which involves product that is resold by the U.S. Government to foreign governments and we generally ship directly to the foreign government.

The table below presents net sales for specific geographic regions:

	2011	2010	2009
United States	$89,538	$108,348	$209,733
Canada	26,064	17,564	18,134
Europe	34,908	32,079	17,965
Asia/Pacific	26,762	5,036	17,311
Middle East/Africa	26,188	5,770	—
Latin America/Caribbean	5,350	7,008	7,020
	$208,810	$175,805	$270,163

Long-lived assets are net fixed assets attributed to specific geographic regions:

	2011	2010
United States	$18,249	$18,538
Canada	4,340	3,203
	$22,589	$21,741

Major Customer Information

Sales to the U.S. government represented 31% of net sales in 2011, 55% in 2010 and 61% 2009. In 2011, sales to the United Arab Emirates, a direct foreign customer, represented 11% of our net sales. No sales to any one direct foreign customer exceeded 10% of our net sales in 2010 or 2009.

14.       Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  Accounts receivable due from most significant customers were:

	As of December 31,
	2011	2010
Government of the United Arab Emirates	$16,060	$—
Government of Canada	4,469	1,082
United States Government	3,149	1,838
Government of Netherlands	245	4,211
Government of Denmark	—	4,745

Labor

The Union represents our West Hartford work force pursuant to a collective bargaining agreement that expires on March 31, 2012.  This agreement applies to 62% of our U.S. work force.  In order to reduce our costs and improve our competitive position, we are seeking significant concessions from the labor union in our current contract negotiations. It is possible that a new agreement to replace the expiring agreement will not be reached without a work stoppage, strike or other disruption to our manufacturing operations or will not be reached on terms satisfactory to us.  Any prolonged work stoppage, strike or other manufacturing disruption at either of our manufacturing facilities could materially harm our results of operations.

15.       Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2011	2010
Deferred Canadian income taxes	$1,501	$1,644
Other	—	98
	$1,501	$1,742

16.       Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follows:

	Unrecognized		Interest	Foreign
	Prior Service	Unrecognized	Rate	Currency
	Cost	Loss	Swaps	Translation	Total
Balance, December 31, 2008	$515	$(8,020)	$(6,992)	$(1,653)	$(16,150)
Pension liability	170	441	—	—	611
Change in post-retirement health liability	(361)	(27)	—	—	(388)
Change in fair value of interest rate swap	—	—	6,922	—	6,992
Currency translation	—	—	—	2,897	2,897
Balance, December 31, 2009	324	(7,606)	—	1,244	(6,038)

Pension liability	168	(1,032)	—		(864)
Change in post-retirement health liability	(693)	(260)	—		(953)
Currency translation	—	—	—	1,415	1,415
Balance, December 31, 2010	(201)	(8,898)	—	2,659	(6,440)

Pension liability	171	(4,997)	—	—	(4,826)
Change in post-retirement health liability	(231)	(462)	—	—	(693)
Currency translation	—	—	—	(444)	(444)
Balance, December 31, 2011	$(261)	$(14,357)	$—	$2,215	$(12,403)

17.       Quarterly Operating Results (Unaudited)

	For The Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$48,497	$36,550	$58,877	$64,886
Gross profit	13,072	11,015	18,862	22,591
Net income (loss)	(1,759)	(1,887)	3,405	5,437
Net income (loss) attributable to Colt Defense LLC members	(1,759)	(1,887)	3,405	5,437

	For The Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$56,339	$44,492	$30,685	$44,289
Gross profit	16,534	10,812	5,826	11,250
Net income (loss)	2,407	(2,922)	(6,741)	(3,998)
Net income (loss) attributable to Colt Defense LLC members	2,430	(2,899)	(6,720)	(3,981)

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

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

Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.                Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Each member of our Governing Board is elected annually and serves until the next annual meeting of members or until his successor is elected or qualified. Set forth below is information concerning our executive officers and members of our Governing Board as of December 31, 2011.

Name	Age	Position
Gerald R. Dinkel	65	Chief Executive Officer and Manager
Scott B. Flaherty	46	Chief Financial Officer
J. Michael Magouirk	50	Chief Operating Officer
Jeffrey G. Grody	56	General Counsel and Secretary
Cynthia J. McNickle	45	Chief Accounting Officer
Daniel J. Standen	43	Manager, Chairman of the Governing Board
Marc C. Baliotti	41	Manager
General George W. Casey Jr., USA (ret.)	62	Manager
Gen. the Lord Guthrie of Craigiebank	72	Manager
Michael Holmes	46	Manager
Vincent Lu	47	Manager
John P. Rigas	48	Manager
Philip A. Wheeler	69	Manager

Gerald R. Dinkel has been our Chief Executive Officer since October 2010 and a Manager since November 2010.  Prior to joining our company, Mr. Dinkel served until April 2010 as President and Chief Executive Officer of White Electronic Designs Corporation, a Nasdaq-listed defense technology company acquired by Microsemi Corporation in April 2010.  Prior to his service at White Electronics, Mr. Dinkel was a Senior Adviser with Washington DC-based Renaissance Strategic Advisors.  From 2000 to 2007, he was President and Chief Executive Officer of Cubic Corporation’s defense segment.  Before joining Cubic Corporation, Mr. Dinkel was an executive at Westinghouse Electronic Systems.  Mr. Dinkel holds a Bachelor of Science degree in electrical engineering from the Rose-Hulman Institute of Technology in Indiana.  Mr. Dinkel is qualified to serve as a Manager and member of our Governing Board due to his extensive experience working for defense contractors.

Scott B. Flaherty has been our Chief Financial Officer since October 2010.  He served as our Chief Corporate Development Officer from May 2009 to October 2010.  Prior to joining our company in 2009, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group for various industry verticals.  Prior to joining Banc of America Securities in 2001, Mr. Flaherty was an investment banker at Credit Suisse First Boston.  He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation from 1987 to 1995.  Mr. Flaherty received a BS from Worcester Polytechnic Institute and an MBA from the Leonard N. Stern School of Business at New York University.

J. Michael Magouirk has been our Senior Vice President, Operations and Chief Operating Officer since November 2008.  He is responsible for the day-to-day operation of the Company, including maintaining quality and delivery performance.  He joined Colt’s Manufacturing Company in April 2000 following his retirement from the U.S. Marine Corps, and joined Colt Defense upon the reorganization of our predecessor company in 2002.  Mr. Magouirk’s initial position at our Company was as Executive Director of Human Resources and Labor Relations.  In 2008, he was selected as an Industry Fellow by the Industrial College of the Armed Forces, a school for Senior Military Officers and other Executive Branch executives.  Mr. Magouirk graduated from that program as a Distinguished Graduate with an M.S.  in National Resource Strategy.  Mr. Magouirk enlisted in the U.S. Marine Corps in February 1980 and was commissioned a Warrant Officer in 1989 until his retirement in 2000.  Mr. Magouirk also holds a BS/BA in Management from East Carolina University and an MS/BA from Boston University.

Jeffrey G. Grody has been our General Counsel since September 2005 and our Secretary since November 2010.  Prior to joining our company in 2005, Mr. Grody was a partner at the law firm of Day, Berry & Howard LLP, where he chaired the 35-lawyer Business Law Department.  Mr. Grody began practicing law in Hartford, Connecticut after graduating from Columbia Law School in 1980 and Princeton University, magna cum laude, in 1977.  He is a member of the Connecticut bar.

Cynthia J. McNickle has been our Chief Accounting Officer since November 2010.  Prior to joining our Company, Ms. McNickle was the Corporate Controller and Secretary of Axsys Technologies, Inc., a Nasdaq-listed defense technology company which was acquired by General Dynamics.  Prior to joining Axsys Technologies in 2000, Ms. McNickle held various positions at The Hartford Life Company, Aetna Insurance, Black & Decker and Kostin, Ruffkess & Co, CPAs.  Ms. McNickle is a Certified Public Account and received her Bachelor of Science and her Masters of Business Administration from the University of Connecticut.

Daniel J. Standen has been a Manager of Colt since 2007 and was appointed Chairman in 2011.  He has been a partner of Sciens Capital Management, an alternative asset management firm headquartered in New York City, since 2000.  He has been employed as an executive of Sciens Capital Management or its predecessors since 1999.  Prior to 1999, he was an associate in the Mergers & Acquisition/Capital Markets group of Clifford Chance LLP.  Mr. Standen received JD and LLM degrees from Duke University School of Law and a BA from New York University.  Mr. Standen is qualified to serve as a Manager and member of our Governing Board due to his fifteen years of experience with the Company and his experience with the private equity and debt markets.

Marc C. Baliotti has been a Manager of Colt since 2009.  He is a Managing Director of GSO Capital Partners, the credit investment business of The Blackstone Group, and focuses on investing in middle market private equity and private debt.  Mr. Baliotti joined GSO Capital in 2005 and, prior to that, he was a Principal of AIG Highstar Capital.  Before he joined AIG Highstar, Mr. Baliotti worked at DLJ Merchant Banking Partners and for one of its portfolio companies, Advanstar Communications.  Mr. Baliotti graduated, With Distinction, from the U.S. Naval Academy with a BS in Economics.  He received an MBA from Villanova University while on active duty in the U.S. Navy.  Mr. Baliotti is qualified to serve as a Manager and member of our Governing Board due to his experience with private equity backed middle market companies and the credit markets.

George W. Casey Jr., General, United States Army (ret.), has been a Manager of Colt since December 2011.  Prior to joining our Board, Gen. Casey served as Chief of Staff of the United States Army for four years from April 2007 to April 2011. In his previous assignment, he was Commander, Multinational Force — Iraq from July 2004 to February 2007. During his distinguished 41 year career in the U. S. Army, Gen. Casey received numerous awards and decorations including four Defense Distinguished Service Medals, two Army Distinguished Service Medals and three Legions of Merit.  He holds a Masters Degree in International Relations from Denver University and has served as a Senior Fellow at the Atlantic Council of the United States.  General Casey is qualified to serve as a Manager and member of our Governing Board due to his extensive management and leadership experience in the United States Army.

Lord Guthrie of Craigiebank, General (ret.), has been a Manager of Colt since December 2004.  In addition to serving on our Governing Board, he also serves as a nonexecutive Director of N.M. Rothschild & Sons, a merchant bank, and Favermead, Ltd., a property management company, both headquartered in London, England.  He is currently Colonel of the Life Guards, Gold Stick to Her Majesty Queen Elizabeth II and Colonel Commandant of the Special Air Service, or SAS.  He served the Welsh Guard and the SAS throughout Europe, Malaysia and East Africa for over 40 years.  Apart from holding several senior staff appointments and commanderships, he was Chief of the Defense Staff and the Principal Military Advisor to two U.K.  prime ministers and three U.K.  Secretaries of State for Defense.  He retired from the British Army in 2001.  Lord Guthrie is qualified to serve as a Manager and member of our Governing Board due to his extensive experience with the British Armed Services.

Michael Holmes has been a Manager of Colt since 2008 and has been a Colt employee since 1991.  Currently, Mr. Holmes is the Shop Chairman of the UAW, which represents our West Hartford workforce.  Mr. Holmes has been an active member of the UAW throughout his career at our Company and has served the UAW in several capacities, including two terms as a “top committee” member and service on the Joint Training, and Sub-Contracting Committees.  He has also served as a Department Steward and has participated in past negotiations over UAW’s collective bargaining agreement.  Mr. Holmes is qualified to serve as a Manager and member of our Governing Board due to his leadership position with the Company’s union and by virtue of his designation by the union as its representative on the Company’s Governing Board pursuant to the Company’s limited liability company agreement.

Vincent Lu has been a Manager of Colt since 2009.  He is a Managing Director of GSO Capital Partners, the credit investment business of The Blackstone Group.  Mr. Lu joined Blackstone in 2001 and prior to that, worked in the investment banking and leveraged finance groups at J.P.  Morgan and Warburg Dillon Read.  Mr. Lu received a joint BS/BA degree from Duke University, where he graduated magna cum laude and was elected to Phi Beta Kappa, and received an MBA from the Wharton School of the University of Pennsylvania, where he graduated as a Palmer Scholar.  Mr. Lu is qualified to serve as a Manager and member of our Governing Board due to his experience with private equity backed middle market companies and the credit markets.

John P. Rigas has been a Manager of Colt since 2003.  He is the Chairman and Chief Executive Officer of Sciens Capital Management, an alternative asset management firm headquartered in New York City.  He has been employed as an executive of Sciens Capital Management or its predecessors since 1988.  Prior to 1988, he was an analyst at E.F. Hutton & Company.  Mr. Rigas is qualified to serve as a Manager and member of our Governing Board due to his seventeen years of experience with the Company as an owner and director and his experience with the private equity and debt markets, particularly for companies in the defense industry.

Philip A. Wheeler has been a Manager of Colt since 2003.  A Colt employee from 1964 until 2006, Mr. Wheeler has been active in union affairs throughout his career, starting as a steward in Local 376 of the United Auto Workers.  He was elected shop chairman from 1967 and President of Local 376 in 1969.  In 1986, he was appointed assistant director of Region 9A of the UAW, which covers New England, part of New York (including New York City) and Puerto Rico.  From 1989 until 2006, he served as a Director of Region 9A of the UAW.  He currently serves as President of Citizens for Economic Opportunity and volunteers on the campaign for Universal Health Care.  Mr. Wheeler is qualified to serve as a Manager and member of our Governing Board due to his extensive history with the Company, as an employee and director, and by virtue of his designation by the union pursuant to our limited liability company agreement.

Code of Ethics

In June 2011, our Governing Board adopted the Colt Defense LLC Code of Ethics for Senior Officers (“Code of Ethics”). This policy supplements our existing Code of Business Conduct and Ethics policy, which applies to all employees, including senior officers. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to: Chief Financial Officer, Colt Defense LLC, 547 New Park Avenue, West Hartford, CT 06110.

Audit Committee

As permitted under section 3(a)(58)(B) of the Exchange Act, our entire Governing Board is acting as our audit committee. Our Governing Board has not appointed a financial expert.

Director Independence

We are a privately-held limited liability company. Therefore, under current rules for public trading markets, we are not subject to the requirements for board composition and director independence.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Introduction

The following discusses the executive compensation programs of Colt Defense, and the compensation of the Named Executive Officers for 2011.  As used herein, the term “Named Executive Officers” refers to:

•                       Gerald R. Dinkel, President and Chief Executive Office since October 2010

•                       Scott B. Flaherty, Sr. VP and Chief Financial Officer since October 2010

•                       Jeffrey G. Grody, Sr. VP and General Counsel since September 2005

•                       J. Michael Magouirk, Sr. VP of Operations and COO since November 2008

•                       James R. Battaglini, Executive VP, Business Development from November 2008 through August 2011 (1)

(1)                                 James R. Battaglini resigned his position as Executive VP, Business Development on August 19, 2011.

Compensation Program Objectives and Philosophy

The primary objective of the management compensation program has been to attract and retain highly qualified executive officers with the backgrounds, experience and skills necessary to successfully manage our business and to present our company and its products credibly to military and law enforcement customers worldwide.  In support of these objectives, we:

•                       have sought to provide a total compensation package that is competitive with other companies in our industry and other companies of a similar size, based on institutional knowledge of our industry and informal research regarding the compensation practices typical of our industry and companies of similar size;

•                       evaluate and reward executive officers based on dynamic factors such as whether they are willing and able to accept and meet challenges and to work as a team to achieve corporate objectives; and

•                       reward all employees with cash bonuses when warranted by the company’s annual performance in order to more completely align individual performance with shareholders’ objectives.

Compensation-Setting Process

The Governing Board annually determines the compensation of the Chief Executive Officer and, upon hiring, the initial compensation of the Chief Financial Officer.  Currently, annual increases of the Chief Financial Officer and our other Named Officers are at the discretion of the Chief Executive Officer.

Under our limited liability company agreement, the Governing Board is ultimately responsible for the compensation of our executive officers and other employees.  Directors designated by Sciens Management LLC play a lead role, on behalf of the Governing Board, in interacting with the Chief Executive Officer and Chief Financial Officer to assure that compensation is established at levels appropriate to achieving the company’s objectives.  All components of compensations are considered and reviewed at least annually, including base salary, discretionary cash bonuses, equity-based awards, long-term incentive plans and contributions to company-sponsored defined contribution plans.

The Governing Board considers competitive market practices with respect to the compensation of our executive officers.  It also reviews the market practices by speaking, as warranted, to compensation professionals and recruitment agencies and by reviewing annual reports and other available information of other companies within our industry and companies of a similar size.  In addition, the Governing Board has the authority to engage outside compensation and benefits consultants to make recommendations relating to the overall compensation philosophy, comparable base salary levels, short-term and long-term incentive compensation plans, appropriate performance parameters for such plans, and related compensation matters.

Components of Compensation

Our executive compensation programs consist of the following components, each of which is summarized below (although particular individuals may not be eligible for each component):

•                       Base salary

•                       Cash bonus incentive compensation

•                       Equity incentive awards

•                       Pension and retirement benefits

•                       Severance benefits

•                       Perquisites and other benefits

Base Salary

Base salary is used to attract and retain highly qualified executive officers.  Base salary is designed to be competitive by position relative to the marketplace and to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles.  When establishing base salaries for the Named Executive Officers, the Governing Board and/or the Chief Executive Officer (other than for himself) consider a number of factors including the seniority of the individual, the individual’s prior salary, the functional role of the position, and the level of the Named Executive Officer’s responsibility.  Base salaries are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.  The leading factors in determining increases in base salary include the employment market for senior executives with similar levels of experience and skills, attainment of corporate and individual goals and objectives for the prior year, and our ability to replace the Named Executive Officer with an individual with similar skills and experience.

Cash Bonus Incentive Compensation

During 2011, consistent with our practice in prior years, the cash bonus incentive plan was informal, with cash bonuses awarded on a discretionary basis by the Chief Executive Officer, with oversight by the Governing Board.  In evaluating the performance and setting the incentive compensation of the Named Executive Officers for 2011, the Governing Board took note of their success in growing Adjusted EBITDA and achieving other operations, regulatory and financial milestones.

The Governing Board granted 2011 cash bonus incentive awards of $250,000 to the Chief Executive Officer, $170,000 to the Chief Financial Officer, $140,000 to the Chief Operating Officer and $100,000 to the General Counsel.

In 2012, the Governing Board intends to consider the implementation of a formal cash bonus incentive compensation plan for executive officers and other employees, including the Named Executive Officers. Any such formal plan is likely to be based on the company’s budgeted performance and other financial and non-financial targets.  The annual cash bonus incentive compensation plan is designed as a retention tool and to reward participating individuals for individual and corporate achievement for the year.

Equity Incentive Awards

At the time of our formation as an independent company in 2003, we issued options to certain members of management to better align their personal interests with the creation of enterprise value for members.  We also have issued options in connection with certain management hires in order to recruit the individuals in question.  All options we have issued to management in the past have been exercised or have lapsed.  As of December 31, 2011, there were no outstanding options.

The Governing Board is in the process of developing a new long-term incentive award plan as a retention tool, to use as an additional incentive during the recruiting process and to better align the interests of management with the creation of long-term value for members.  Upon the completion of the plan and its formal adoption, we will issue options to several individuals. Pursuant to commitments that were made in connection with their recruitment, option grants will include 6,957 common units to the Chief Executive Officer, 2,854 common units to the Chief Financial Officer and 1,014 common units to other executive officers and members of the Governing Board. In addition, the Chief Operating Officer will receive an option grant for 500 common units as part of his 2011 incentive compensation.

Pension and Retirement Benefits

Defined Benefit Plans

The Colt Defense Retirement Plan (the “Retirement Plan”) was established effective November 4, 2002 to provide retirement income and survivor benefits to Colt Defense’s employees and their beneficiaries through a tax-qualified program.  Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) governing tax-qualified pension plans.  Colt Defense approved an amendment to freeze benefit accruals under the Pension Plans as of December 31, 2008 (the “Freeze Date”).  Years of Credited Service (as defined in the Retirement Plan) for benefit accrual will not be considered after the Freeze Date.  However, Interest Credits will continue to accumulate on each Participant’s Account Balance (as defined in the Retirement Plan) after the Freeze Date.  Executive Officers participating in the Plan are Mr. Grody and Mr. Magouirk.

Defined Contribution Plan

Colt Defense maintains the Colt Defense 401(k) Plan (the “401K Plan”), a qualified defined contribution plan for non-union employees, pursuant to which employees may contribute pre-tax dollars to a qualified plan where employer will match 50% of tax-deferred contributions up to 6% of eligible compensation.

Severance Benefits

Colt Defense has entered into employment or severance agreements with the Named Executive Officers.  The agreements provide for the payment of severance benefits to the Named Executive Officers under specified circumstances.  In entering into these agreements, the company considered (1) the benefit of receiving confidentiality, non-competition and non-solicitation protections post-termination for a reasonable and measurable cost and (2) an estimated length of time for an individual to find comparable employment at a similar level.  The amount and type of benefits under the agreements are described below under “— Potential Payments upon Termination or Change in Control.”

Perquisites and Other Benefits

Living and Commuting Expenses Reimbursement

Colt Defense provided basic living and commuting expenses and income tax gross-ups with respect to such expenses for Mr. Dinkel.  The expenses for Mr. Dinkel were incurred in connection with his fulfillment of duties and responsibilities, primarily with respect to the corporate offices in West Hartford, Connecticut.  The primary residence for Mr. Dinkel is outside of the state of Connecticut.  He was required to commute to the corporate office in West Hartford, Connecticut in connection with the fulfillment of his duties and responsibilities as Chief Executive Officer.  Living and Commuting Expense Reimbursement were utilized as an incentive during the recruiting and hiring process for Mr. Dinkel.

See the footnotes in the “Summary Compensation Table” for the amounts, including tax gross-up amounts, of these costs for Mr. Dinkel.

Role of Executive Officers in Executive Compensation

Although the Governing Board utilizes and considers comments, advice and recommendations of our Chief Executive Officer and Chief Financial Officer, the final decision with respect to compensation levels and components of the Chief Executive Officer, Chief Financial Officer and other Named Executive Officers remains with the Governing Board.

Compensation Tables

The following table summarizes the compensation paid by Colt Defense to the Named Executive Officers for services rendered in December 31, 2011.

2011 Summary Compensation Table

Names & Principal Position	Year	Salary ($)	Annual Cash Bonus ($)	Change in Pension Value and NQDC Earnings ($)(1)	All Other Comp. ($)		Total ($)
Gerald R. Dinkel	2011	$450,000	$250,000	—	$103,250	(2)	$803,251
Chief Executive Officer	2010	103,846	—	—	2,673	(3)	106,519

Scott B. Flaherty	2011	360,000	$170,000	—	59,448	(4)	589,448
Sr. VP and Chief Financial Officer	2010	—	—	—	477,932	(5)	477,932

Jeffrey Grody,	2011	440,337	$100,000	4,411	7,350	(6)	552,098
Sr. VP and General Counsel	2010	426,097	—	4,172	7,350	(6)	437,619

J. Michael Magouirk,	2011	350,000	$140,000	4,366	7,350	(6)	501,716
Sr. VP of Operations and COO	2010	288,802	50,000	11,123	7,350	(6)	357,275

James R. Battaglini,	2011	222,381	—	5,609	565,470	(7)	793,460
Former EVP, Business Development	2010	320,038	—	4,595	46,316	(8)	370,949

(1)                                 Plan values are calculated annually as of December 31.

(2)                                 In February 2012, Mr. Dinkel’ annual salary was increased from $450,000 to $500,000. Other compensation for 2011 includes living and commuting expenses, a tax gross-up on living and commuting expenses and Company matching contributions to the 401K Plan in the amounts of $55,215, $40,686 and $7,350, respectively.

(3)                                 Amount reflects living and commuting expenses and a tax gross-up on living and commuting expenses in the amounts of $1,545 and $1,128, respectively.

(4)                                 Mr. Flaherty began receiving a salary on February 1, 2011. The Other compensation amount reflects consulting fees of $52,098 for January 2011 and the Company matching contributions to his 401K Plan of $7,350.

(5)                                 Amount reflects consulting fees.

(6)                                 Amount reflects Company matching contributions to his 401K Plan.

(7)                                 Mr. Battaglini resigned from Colt Defense effective August 19, 2011. Amount reflects severance, living and commuting expenses, a tax gross-up on living and commuting expenses and Company matching contributions to the 401K Plan in the amounts of $525,000, $18,490, $14,630 and $7,350, respectively.

(8)                                 Amount reflects living and commuting expenses, a tax gross-up on living and commuting expenses and Company matching contributions to the 401K Plan in the amounts of $21,819, $17,147 and $7,350, respectively.

Grants of Plan-Based Awards

No Grants of Plan-Based Awards were made to Named Executive Officers in 2011.

Mr. Dinkel’s Employment Agreement

Pursuant to his employment agreement, Mr. Dinkel will serve as Chief Executive Officer of the Company, reporting to the Governing Board or its designee.  Mr. Dinkel’s employment agreement provides for (i) a base salary of $450,000 in 2011, (ii) a performance bonus, pursuant to the Company’s Management Incentive Plan, (iii) reimbursement of certain reasonable business expenses, (iv) temporary living expenses of $5,000 per month, on an after-tax basis, for up to 24 months while Mr. Dinkel relocates his residence, (v) the right to participate in such employee benefit programs for which senior executives of the Company generally are eligible and a leased car for business and personal use, and (vi) options to purchase 6,957 common units of the Company at an exercise price of $100.00 per common unit, which will vest beginning on the first anniversary of the employment agreement and continuing through the fifth anniversary if specified performance goals are met.  The common unit option award will be issued during 2012 and tranches that would have vested had the option award been granted in 2011 will become immediately vested upon issuance of the award.

In the event of a public offering or change of control within the first eighteen months of Mr. Dinkel’s employment, pursuant to either of which the Company’s units are valued at or above $1,000.00 per common unit, all unvested options will immediately vest upon the date of the public offering or change of control.  In the event of a public offering or change of control after the first eighteen months of Mr. Dinkel’s employment, all unvested options will immediately vest upon the date of the public offering or change of control.

In the event that Mr. Dinkel’s employment is terminated for any reason other than cause, within ninety days before or eighteen months after a public offering or change of control (or, if earlier, the signing of a purchase and sale agreement that results in a change of control), pursuant to which Mr. Dinkel’s then-unvested options did not immediately vest, all unvested options will immediately vest upon such employment termination.

In the event that, within eighteen months after a public offering or change of control, pursuant to which Mr. Dinkel’s then-unvested options did not immediately vest, Mr. Dinkel is not the Chief Executive Officer of the Company or its successor, or reporting to the Governing Board of the Company or its successor, or his responsibilities are materially diminished, Mr. Dinkel may resign and a resignation under such circumstances will entitle him to be treated as if he had been terminated by the Company without cause.  If, at any time during Mr. Dinkel’s employment, materially breaches the employment agreement and does not cure such breach within 30 days after the Company’s receipt of written notice thereof in reasonable detail from Mr. Dinkel, he may resign and will be treated as if he had been terminated by Colt without cause.

Mr. Flaherty’s Employment Agreement

Pursuant to his employment agreement, Mr. Flaherty will serve as Chief Financial Officer and Senior Vice President of Finance of the Company, reporting to the Chief Executive Officer.  Mr. Flaherty’s employment agreement provides for (i) a base salary of $400,000 in 2011, (ii) a performance bonus, pursuant to the Company’s Management Incentive Plan, (iii) reimbursement of certain reasonable business expenses, (iv) the right to participate in such employee benefit programs for which senior executives of the Company generally are eligible, and (v) options to purchase 2,854 common units of the Company at an exercise price of $100.00 per common unit, of which half of which will vest 25% per year, over a four year period, beginning on October 15, 2011 and ending on October 15, 2014 and the other half will vest on the earlier of a specified event or October 15, 2020. The common unit option award will be issued during 2012 and tranches that would have vested had the option award been granted in 2011 will become immediately vested upon issuance of the award.

In the event of a public offering or change of control prior to April 15, 2012, pursuant to either of which the Company’s units are valued at or above $1,000.00 per common unit, all unvested options will immediately vest upon the date of the public offering or change of control.  In the event of a public offering or change of control from and after April 15, 2012, all unvested options will immediately vest upon the date of the public offering or change of control.

In the event that Mr. Flaherty’s employment is terminated for any reason other than cause, within ninety days before or eighteen months after a public offering or change of control (or, if earlier, the signing of a purchase and sale agreement that results in a change of control), pursuant to which Mr. Flaherty’s then-unvested options did not immediately vest, all unvested options will immediately vest upon such employment termination.

In the event that, within eighteen months after a public offering or change of control, pursuant to which Mr. Flaherty’s then-unvested options did not immediately vest, Mr. Flaherty is not the Chief Financial Officer of the Company or its successor, or his responsibilities are materially diminished, Mr. Flaherty may resign and a resignation under such circumstances will entitle him to be treated as if he had been terminated by the Company without cause.  If, at any time during Mr. Flaherty’s employment, the Company materially breaches the employment agreement and does not cure such breach within 30 days after the Company’s receipt of written notice thereof in reasonable detail from Mr. Flaherty, he may resign and will be treated as if he had been terminated by the Company without cause.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2011, there were no outstanding equity awards.

Option Exercises and Stock Vested Table

There were no stock options exercised by the Named Executives and no restricted shares held by Named Executive Officers vested in 2011.

Pension and Retirement Benefits

The following Pension Benefits table shows each Named Executive’s number of Years of Credited Service, present value of accumulated benefit and payments during the last fiscal year under the Retirement Plan.  The Retirement Plan is a defined benefit pension plan.  Accrual of future benefits under the Retirement Plan Ceased on December 31, 2008.  Accordingly, a participant’s pension benefit does not credit service after December 31, 2008 and does not consider pay earned after December 31, 2008, but Interest Credits, as described below, continue to be made on the accumulated benefits.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Gerald R. Dinkel	Salaried Retirement Income Plan	—	$—	None
Chief Executive Officer
Scott B. Flaherty	Salaried Retirement Income Plan	—	$—	None
Sr. Vice President and Chief Financial Officer
Jeffrey Grody	Salaried Retirement Income Plan	3.3	$36,755	None
Sr. Vice President and General Counsel
J. Michael Magouirk	Salaried Retirement Income Plan	8.75	$75,133	None
Senior VP of Operations and COO
James R. Battaglini	Salaried Retirement Income Plan	4.42	$47,970	None
Executive VP, Business Development

The Retirement Plan covers our executive officers, including the Named Executives (other than Messrs. Dinkel and Flaherty), and other salaried employees in the United States.  It is subject to both the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Benefits under the Retirement Plan are computed using a cash balance methodology that provides for credits to be made to a hypothetical account, and the benefits are subject to the limits imposed by the Internal Revenue Code.  Prior to the cessation of accrual of future benefits under the Retirement Plan effective December 31, 2008, the hypothetical plan accounts were allocated basic credits equal to 3.5% to 5% (depending on Years of Credited Service) of base salary.  Interest credits are made to the participant’s hypothetical account.  The plan uses a flat rate of 6.5% since inception of the plan.  Participants are generally vested in their plan benefit after five years of service.

Benefits are payable as a life annuity (actuarially equivalent to the account balance), an actuarially equivalent 50%, 66- 2/3%, 75%, or 100% joint and survivor annuity or a 10-year certain and continuous annuity.  Instead of receiving his or her entire benefit as an annuity, a Named Executive may elect to receive a portion of the benefit as a lump sum.  The amount that may be paid as a lump sum is based on the benefit the Named Executive earned before January 1, 1993.  All Named Executives were hired after 1993 and, therefore, the lump sum option is unavailable to them.

The benefits reported in the Pension Benefits table are the present value of the Named Executive’s cash balance accounts at December 31, 2011 with assumed growth due to Interest Credits until benefit payments commence, which is assumed to be on the participant’s normal retirement date, at age 65.  The present value of the benefits was determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements; i.e., the RP-2000 combined mortality table for males and females and a discount rate of 6%.  Retirement Plan accounts are assumed to grow with interest at 6.5% until commencement of pension benefits.  No additional earnings or service after December 31, 2008 are included in the calculation of the accumulated benefits.

A Named Executive may receive his or her benefit following termination of employment, if he or she has attained early retirement age, and may defer benefit payments until any time between early retirement age and normal retirement age.  Early retirement age is defined as age 55 or over with at least 10 years of service.  As of December 31, 2011, Messrs.  Grody, and Magouirk had not attained early retirement age.

Generally, a participant’s Years of Credited Service are based on the years an employee participates in the Retirement Plan.  The Years of Credited Service for the Named Executives are based only on their service while eligible for participation in the Retirement Plan.  Accruals under the Retirement Plan ceased on December 31, 2008, and accordingly, service performed after such date is not counted.

Benefits under the Retirement Plan are funded by Company contributions to an irrevocable tax-exempt trust.  A participant’s benefits under the Retirement Plan are payable from the assets held by the tax-exempt trust.

Potential Payments upon Termination or Change in Control

Other than with respect to Mr. Dinkel and Mr. Flaherty, we do not have formal employment or change of control agreements with our Named Executives.  Pursuant to Mr. Dinkel’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Dinkel’s employment other than for “cause” (as defined in the employment agreement), the Company will provide Mr. Dinkel with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Dinkel’s delivery of an executed release.  Mr. Dinkel would also receive these payments in the event that, at any time during Mr. Dinkel’s employment, the Company materially breaches the employment agreement and does not cure such breach within 30 days after the Company’s receipt of written notice thereof from Mr. Dinkel, and Mr. Dinkel resigns.  See “—Compensation Program Objectives and Philosophy” for the effect of a public offering or change of control on Mr. Dinkel’s stock options.

Pursuant to Mr. Flaherty’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Flaherty’s employment other than for “cause” (as defined in the employment agreement), the Company will provide Mr. Flaherty with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Flaherty’s delivery of an executed release.  Mr. Flaherty would also receive these payments in the event that, at any time during Mr. Flaherty’s employment, the Company materially breaches the employment agreement and does not cure such breach within 30 days after the Company’s receipt of written notice thereof from Mr. Flaherty, and Mr. Flaherty resigns.  See “—Compensation Program Objectives and Philosophy” for the effect of a public offering or change of control on Mr. Flaherty’s stock options.

We have offer letters with several of the Named Executives that provide for severance benefits as described below.  We believe that these severance benefits were an important factor in our ability to attract the Named Executives to the Company.  Our initial offer letter agreement with Mr. Grody provides for a lump sum severance benefit equal to his annual base salary to be paid to him if his employment is terminated by us not for cause or he ceases to be the general counsel of the Company at the Board’s written request and he therefore resigns, in either case after a change of control of the Company.  In that event, the offer letter also provides that certain unvested stock options, if any, held by Mr. Grody would vest.  These severance benefits are double trigger benefits, provided only after both a change of control and termination of employment as described above.  We also have an offer letter with Mr. Magouirk that provides, in the event his employment is terminated by the Company not for cause, for the payment of severance benefits equal to up to twelve months’ base salary, payable monthly so long as they remain unemployed and are actively searching for work.

Pension Plans

See “— Pension and Retirement Benefits” for the actuarial present value of the accumulated pension benefits payable to Named Executive Officers upon termination of employment.

Summary Tables for Potential Payments upon Termination or Change in Control

The following tables set forth potential payments to the Named Executive Officers upon termination of their employment or a change in control under their current employment agreements and other applicable agreements as of December 31, 2011.

Gerald R. Dinkel. President and Chief Executive Officer

	Death and Disability	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control
Salary(1)	$—	$—	$500,000	$—	$—	$—

(1)                                 Salary is one-time Mr. Dinkel’s base salary payable at the time of termination.

Scott B. Flaherty, Sr. VP and Chief Financial Officer

	Death and Disability	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control
Salary(1)	$—	$—	$416,000	$—	$—	$—

(1)                                 Salary is one-time Mr. Flaherty’s base salary payable at the time of termination.

Jeffrey Grody, Sr. VP and General Counsel

	Death and Disability	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control
Salary(1)	$—	$—	$—	$—	$—	$457,950

(1)                                Salary is one-time Mr. Grody’s base salary payable at the time of termination.

J. Michael Magouirk, Sr. VP of Operations and COO

	Death and Disability	Terminated with Cause	Terminated without Cause(1)	Resign with Good Reason	Resign without Good Reason	Change in Control(9)
Salary(1)	$—	$—	$364,000	$—	$—	$—

(1)                                 Salary is one-time Mr. Magouirk’s base salary, payable on a monthly basis while Mr. Magouirk is unemployed and actively searching for work.

Director Compensation

On December 9, 2004 our Board Delegated to its Governing Board the power to establish reasonable compensation of any or all members of the Governing Board for services to Colt Defense LLC.  The compensation structure calls for each board member, who is not an employee of Colt Defense LLC, Sciens Capital Management and The Blackstone Group to receive a $40,000 annual retainer, payable in equal installments, quarterly.  Finally, all directors will be reimbursed for reasonable travel and lodging expenses incurred in connection with their roles.

General Casey’s appointment agreement provides for options to purchase 300 non-voting common units of the Company at an exercise price of $100.00 per common unit and will vest immediately upon issuance.  The common unit option award will be issued during 2012. In addition, General Casey has signed an advisory agreement with Colt Defense, under which he will receive per diem compensation to act as a strategic advisor.

The following table summarizes our director compensation for the 2011 fiscal year.

Director Compensation

Name	Retainer Fees	Reimbursed Expenses	Total Fees Earned or Paid in Cash
General George W. Casey Jr., USA (ret.)	$3,333	$49	$3,382
General the Lord Guthrie of Craigiebank (Charles Guthrie)	40,000	5,076	45,076
General Gordon R. Sullivan	16,667	—	16,667
Philip A. Wheeler	40,000	—	40,000

(1)         Gen. George Sullivan resigned from the Governing Board effective June 1, 2011.

(2)         Lt. Gen. William Keys resigned from the Governing Board effective August 4, 2011.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our limited liability company interests as of December 31, 2011 for:

•                       each person who is known by us to own beneficially more than 5% of our limited liability company interests;

•                       each of our directors;

•                       each of our executive officers named in the Summary Compensation Table; and

•                       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Interests issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

Name of Beneficial Owner	Number of Interests		Percent
Sciens Management LLC (1)	70,718.430		53.50%
Funds advised by The Blackstone Group (2)	31,165.589		23.58%
CSFB SP III Investments LP (3)	12,221.799		9.25%
Lt. General William M. Keys (ret.)	7,698.471		5.82%
Maj. General James Battaglini (4)	1,511.815		1.14%
Jeffrey A. Grody (5)	1,344.892		1.02%
Gerald R. Dinkel (5)	—		—
Scott B. Flaherty (5)	—		—
J. Michael Magouirk (5)	235.215		0.18%
Cynthia J. McNickle (5)	—		—
Daniel J. Standen (5)	—		—
Marc Baliotti (5)	—		—
General George W. Casey Jr., USA (ret.) (5)	—		—
Gen. the Lord Guthrie of Craigiebank (5)	—		—
Michael Holmes (5)	—		—
Vincent Lu (5)	—		—
John P. Rigas (1) (5)	70,718.430	(1)	53.50%
Philip A. Wheeler (5)	—		—
All executive officers and directors as a group	72,298.537		55.84%

(1)                                 Comprised of the following: (a) Colt Defense Holding LLC, or CDH, is the direct beneficial owner of 60,213.137 common units included in this table and (b) CDH II LLC, or CDH II, is the direct beneficial owner of 10,505.293  common units included in this table. Sciens Management LLC is the managing member of CDH and may be deemed to benecially own the common units of Colt Defense directly held by CDH and CDH II LLC, as CDH is a manager of CDH II LLC.  A wholly owned subsidiary of Sciens International Investments and Holdings SA, or Sciens International, is also a manager of CDH II LLC and may be deemed to be the beneficial owner of the common units owned by CDH II LLC.  Sciens Management disclaims beneficial ownership of the common units owned by CDH and CDH II, except to the extent of its indirect pecuniary interest therein. John P. Rigas is the managing member of Sciens Management and its sole member. Under applicable law, Mr. Rigas and his spouse may be deemed to be the beneficial owners of the securities of owned of record by CDH and CDH II by virtue of such status. Each of Mr. Rigas and Mr. Rigas’ spouse disclaims beneficial ownership of all common units owned by CDH and CDH II, except to extent of their respective indirect pecuniary interest therein. The address of CDH and CDH II is c/o Sciens Capital Management LLC, 667 Madison Avenue, New York, New York 10065.  The address of Sciens International is 10 Solonos Str., Kolonaki, Athens, Greece 106 73.

(2)                                 The common units are held by Blackstone Mezzanine Partners II-A L.P.  and Blackstone Mezzanine Holdings II USS L.P.  Voting and investment control over the units held by Blackstone Mezzanine Partners II-A L.P is exercised by its general partner, Blackstone Mezzanine Associates II L.P. In addition, each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover may have shared voting and dispositive power with respect to these units.  Blackstone Mezzanine Management Associates II, L.L.C. is the general partner of Blackstone Mezzanine Associates II L.P.  Blackstone Holdings II L.P. is the managing member of Blackstone Mezzanine Management Associates II L.L.C.

Voting and investment control over the units held by Blackstone Mezzanine Holdings II USS L.P. is exercised by its general partner, BMP II USS Side-by-side GP L.L.C.  In addition, each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover may have shared voting and dispositive power with respect to these units. Blackstone Holdings II L.P. is the sole member of BMP II USS Side-by-side GP L.L.C.

Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings II L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C.  Blackstone Group Management L.L.C. is controlled by Stephen A. Schwarzman, one of its founders. Each of the above, other than Blackstone Mezzanine Holdings II USS L.P and Blackstone Mezzanine Partners II-A L.P, disclaims beneficial ownership of the units held by Blackstone Mezzanine Holdings II USS L.P and Blackstone Mezzanine Partners II-A L.P, except to the extent of such party’s pecuniary interest therein. The principal office address of The Blackstone Group is 345 Park Avenue, 29th Floor, New York, NY 10154.

(3)                                 The principal office address of CSFB SP III Investments LP is 11 Madison Avenue, 13th Floor, New York, NY 10010.

(4)                                 Resigned as Executive Vice President of Business Development in August 2011.

(5)           The address of each of our directors and executive officers listed above is c/o Colt Defense, 547 New Park Avenue, West Hartford, Connecticut 06110.

Item 13.                                                  Certain Relationships and Related Party Transactions

Lease agreement

Under a net lease dated as of October 26, 2005, we lease property in West Hartford, Connecticut, on which our headquarters and primary manufacturing facility are located, from NPA Hartford LLC until October 25, 2012, in return for monthly rental payments in years one through five of $62,500 and monthly payments in years six and seven of $68,750.  For additional information about our West Hartford facility, see Item 2 of this Form 10-K.  Certain of the principals of Sciens Capital Management and certain of our managers, (including Messrs.  Rigas and Standen) have a direct and/or indirect ownership interest in NPA Hartford LLC.

New Colt and Colt’s Manufacturing

We have several contractual relationships with New Colt and New Colt’s subsidiary, Colt’s Manufacturing, entities that are controlled largely by certain principals of Sciens Capital Management and certain holders of membership interests in Colt Defense LLC.  These contractual relationships consist of the following:

•                       License Agreement.  We have an exclusive, worldwide, license right from New Colt to use the Colt(R) brand name for the sale of small arms, spare parts and other products and services for military use and to use the Colt(R) brand name for the sale of firearms, except handguns, plus spare parts and related products for law enforcement use.  This license also includes the right to use the Rampant Colt Logo and the Colt Logo trademarks.  The trademark license is fully paid up for its initial 20-year term, and may be extended indefinitely at our option for successive five-year periods upon payment of $250,000 for each additional five-year period.

•                       Memorandum of Understanding. In May 2011, we signed a memorandum of understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. We had sales to Colt’s Manufacturing of $11.7 million, $0.9 million and $4.6 million for 2011, 2010 and 2009, respectively.

•                       Sublease.  We sublease portions of our West Hartford, Connecticut manufacturing facility and administrative offices to Colt’s Manufacturing in return for monthly rental payments of $13,400.  The sublease expires on October 25, 2012.

•                       Services Agreement.  We provide certain factory, overhead, administrative and management services to Colt’s Manufacturing.  The services are provided pursuant to an Intercompany Services Agreement that automatically renews for successive one-year periods.  Services covered by the agreement and the associated charges include the following:  (i) executive, sales management and legal services ($25,000 per year); (ii) utilities, building maintenance and supplies, equipment and general facility maintenance, product engineering and manufacturing engineering services ($350,000 per year); (iii) tumbling and heat-treating factory services ($30,000) year and (iv) accounting and data processing services ($25,000) year.  Amounts charged to Colt’s Manufacturing do not necessarily reflect the actual cost to us of providing the services in question, nor does the Services Agreement reflect all of the benefits that we provide to Colt’s Manufacturing.

•                       Match Target(R) Supply Relationship.  We supply Match Target(R) rifles, a commercial version of our military and law enforcement model rifles, to Colt’s Manufacturing at a price that is intended to permit us and Colt’s Manufacturing to share the profit margin that would ordinarily be generated by a sale from manufacturer to distributor.  We sold $0.9 million of Match Target(R) rifles to Colt’s Manufacturing in 2010 and $4.6 million of rifles in 2009.  In connection with this relationship, we have licensed the Match Target(R) TDP and trademark to Colt’s Manufacturing.

•                       Collective Bargaining Agreement.  Our union employees at our West Hartford, Connecticut facility are members of a single bargaining unit with the employees of Colt’s Manufacturing and a single collective bargaining agreement covers the union employees of both companies.  Seniority, “bumping” and other rights and obligations operate across two companies.  The impact of cross-company seniority and bumping rights causes layoffs and recalls at one company to affect the other company.

Distributions to members of Colt Defense LLC

As a limited liability company, we are treated as a partnership for federal and state income tax reporting purposes and therefore are not subject to federal or state income taxes.  Our taxable income (loss) is reported to the members for inclusion in their individual tax returns.  In accordance with our governing document, distributions have been made to members in an amount equal to 45% of the allocated taxable income.  The amounts of these distributions to members to fund their allocable shares of taxable income were $2.3 million in 2010 and $15.0 million in 2009. In 2011, we made a special distribution to our members of $12.9 million.

At the July 2007 closing of the amendment to our Existing Senior Secured Credit Facility and the concurrent purchase of limited liability company interests by affiliates of The Blackstone Group and funds they manage, we distributed approximately $131.2 million to our members, of which approximately $6.2 million was used to repay indebtedness owed by our members to us and the payment of option exercise price.  In September 2006, $35.0 million was used to redeem some of our members’ equity in us.  An additional $6.2 million was used to redeem one member’s equity in Colt in October 2006.

Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income for the applicable period.  Under the terms of the Credit Agreement and the indenture governing the notes, we will be permitted to adjust our tax related distributions for tax years beginning after 2009 to fund the deemed tax liability of our members from their investment in the Company.  As a result, the Company may make distributions for the payment of deemed tax liabilities of our members that are in excess of the amount that is 45% of our taxable income.

Financial advisory agreements

We entered into an agreement, effective July 9, 2007, with Sciens Management LLC, an affiliate of Sciens Capital Management, pursuant to which Sciens Management LLC provides us with investment banking, corporate and strategic advisory services in return for $350,000 per year paid monthly in advance, such other fees as Sciens Management LLC and we may agree in connection with a specific transaction, as well as the reimbursement of expenses.  John P.  Rigas, one of our Managers, is a partner and the sole manager and unit holder of Sciens Management LLC and the Chairman and Chief Executive Officer of Sciens Capital Management.  Furthermore, Daniel J.  Standen, one of our Managers, is a partner of Sciens Capital Management.  We have agreed to indemnify Sciens Management LLC for losses relating to the services contemplated by this agreement.  The initial term of this agreement expires July 9, 2012. Thereafter, it will automatically renew for an additional twelve months, subject to mutual termination by either party upon 60 days notice.  Sciens Management LLC receives from us from time to time additional investment banking and other fees for services provided, including in connection with our Leveraged Recapitalization transactions.

In addition, our sponsors received advisory and consulting fees in connection with the offering of the outstanding notes, in an amount equal to 1.5% of the aggregate principal amount of the outstanding notes that were issued.

Colt Security LLC

Effective January 1, 2009, Colt Security LLC (“Colt Security”), a wholly-owned subsidiary of E-Plan Holding, assumed responsibility for providing security guards at our West Hartford, Connecticut facility pursuant to an employee leasing agreement with us.  At the same time, Colt Security hired all of our security personnel.  Colt Security invoices us for the gross payroll cost, without markup, for each leased employee and, in addition, we pay a management fee of $1,000 per month.

Item 14.                                          Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has audited our consolidated financial statements annually since our 2009 fiscal year.  The Chairman of our Governing Board has pre-approved all audit services provided PricewaterhouseCoopers LLC.

Principal Accountant Fees and Services

The following is a summary of the fees billed to Colt Defense by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2011 and 2010 (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$682	$560
Total	$682	$560

Audit Fees.    Audit fees consist of fees billed for professional services rendered for the integrated audit of Colt Defense’s consolidated financial statements, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

(a)         Financial Statement Schedules

(1)         Financial Statements can be found under Item 8 of Part II of this Fork 10-K

(2)         All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)         Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit	Location
3.1	Amended and Restated Limited Liability Company Agreement of Colt Defense LLC dated as of June 12, 2003 reflecting the amendments adopted as of July 9, 2007.	Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
3.2	LLC Agreement of Colt Defense LLC, as amended and restated, as of August 11, 2011	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 17, 2011
3.3	Certificate of Incorporation of Colt Finance Corp., effective October 15, 2009.	Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
3.4	By-Laws of Colt Finance Corp., effective November 7, 2009.	Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.1	Indenture, dated as of November 10, 2009, by and among Colt Defense LLC, Colt Finance Corp. and Wilmington Trust FSB as trustee.	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.2	Registration Rights Agreement, dated as of November 10, 2009.	Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.3	Form of 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.4	Form of Guarantee 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.1	Letter Agreement, between certain of the management companies associated with Sciens Management, L.L.C. and Colt Defense LLC, dated as of July 9, 2007.	Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.2	License Agreement, dated as of December 19, 2003, between Colt Defense LLC and New Colt Holding Corp.	Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.3	Match Target License Agreement, dated as of December 19, 2003 (effective as of January 1, 2004), between Colt Defense LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.4	First Amended and Restated Sublease Agreement, dated as of October 25, 2005, between Colt Defense LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.5.1	Intercompany Services Agreement, dated as of June 26, 2007, between Colt Defense LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.5.2	First Amendment to Intercompany Services Agreement dated as of December 1, 2007.	Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.5.3	Second Amendment to Intercompany Services Agreement dated as of January 1, 2009.	Exhibit 10.5.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.6	Memorandum of Understanding Regarding Distribution of Colt Law Enforcement and Commercial Rifles, dated as of May 1, 2011, between Colt Defense LLC and Colt’s Manufacturing Company LLC	Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q dated August 3, 2011
10.7.1	Employment Agreement dated as of October 4, 2010, between	Exhibit 10.7.1 to the Company’s Registration

	Gerald R. Dinkel and Colt Defense LLC.†	Statement on Form S-4/A dated March 21, 2011
10.7.2	Letter agreement dated as of August 30, 2005, between Jeffrey Grody and Colt Defense LLC.†	Exhibit 10.7.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.3	Letter agreement dated as of April 28, 2003, between J. Michael Magouirk and Colt Defense LLC.†	Exhibit 10.7.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.4	Employment Agreement dated as of February 1, 2011, between Scott B. Flaherty and Colt Defense LLC.†	Exhibit 10.7.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.5	Colt Defense LLC Advisory Agreement between Colt Defense LLC and the Undersigned Senior Advisor General George W. Casey Jr., UAS (ret), dated December 16, 2011	Filed herewith
10.8.1	Colt Defense Salaried Income Plan effective November 4, 2002.†	Exhibit 10.8.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.2	First Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2005†	Exhibit 10.8.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.3	Second Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2004†	Exhibit 10.8.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.4	Third Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective March 28, 2005†	Exhibit 10.8.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.5	Fourth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2008†	Exhibit 10.8.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.6	Fifth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2009†	Exhibit 10.8.6 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.7	Sixth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective December 31, 2008†	Exhibit 10.8.7 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.9.1

Credit Agreement, dated as of September 29, 2011, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2011
10.9.2

Amendment No. 1 to Credit Agreement, dated February 24, 2012, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner

Filed herewith
12	Statement of ratio of earnings to fixed charges.	Exhibit 12 to the Company’s Registration Statement on Form S-4 dated January 5, 2011
14	Colt Defense LLC Code of Ethics for Senior Officers dated June 22, 2011	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
24.1	Power of Attorney	Included on Page 90 of this Annual Report on Form 10-K
25.1	Form T-1 Statement of Eligibility of Wilmington Trust FSB, as Trustee for Indenture dated November 10, 2009	Exhibit 25.1 to the Company’s Registration Statement on Form S-4 dated January 5, 2011
31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Certification of Cynthia J. McNickle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document *	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document *	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	Furnished herewith

†	Management contracts and compensatory plans and arrangements.
*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a Registration Statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gerald R. Dinkel and Scott B.  Flaherty, jointly and severally, his true and lawful attorneys-in-fact, singly, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald R. Dinkel	Chief Executive Officer & Manager	February 22, 2012
Gerald R. Dinkel

/s/ Scott B. Flaherty	Chief Financial Officer	February 22, 2012
Scott B. Flaherty

/s/ Cynthia J. McNickle	Chief Accounting Officer	February 22, 2012
Cynthia McNickle

/s/ Marc C. Baliotti	Manager	February 22, 2012
Marc Baliotti

/s/ Gen. George W. Casey, Jr., USA (ret.)	Manager	February 22, 2012
Gen. George W. Casey Jr., USA (ret.)

/s/ Gen. the Lord Guthrie of Craigiebank	Manager	February 22, 2012
Gen. the Lord Guthrie of Craigiebank

/s/ Michael Holmes	Manager	February 22, 2012
Michael Holmes

/s/ Vincent Lu	Manager	February 22, 2012
Vincent Lu

/s/ John P. Rigas	Manager	February 22, 2012
John P. Rigas

/s/ Daniel J. Standen	Manager	February 22, 2012
Daniel J. Standen

/s/ Philip A. Wheeler	Manager	February 22, 2012
Philip A. Wheeler