Form 10-Q
period 2012-04-01
Colt Defense LLC; Colt Finance Corp.
filed 2012-05-02
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2012

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2012 was none.

COLT DEFENSE LLC AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	April 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,280	$38,236
Restricted cash	1,241	1,241
Accounts receivable, net	33,035	30,575
Inventories	35,781	36,215
Other current assets	2,527	2,481
Total current assets	101,864	108,748

Property and equipment, net	21,915	22,589
Goodwill	14,902	14,713
Intangible assets with finite lives, net	6,547	6,635
Deferred financing costs	8,882	9,312
Long-term restricted cash	810	810
Other assets	1,995	2,149
Total assets	$156,915	$164,956

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$825	$1,148
Accounts payable	8,805	11,114
Accrued compensation and benefits	3,462	4,984
Accrued commissions	1,110	2,872
Accrued expenses	5,674	5,410
Pension and retirement obligations - current portion	890	890
Accrued interest	8,422	2,923
Customer advances and deferred income	8,913	8,804
Accrued distributions to members	—	3,343
Total current liabilities	38,101	41,488

Long-term debt, less current portion	247,280	247,186
Pension and retirement liabilities	17,452	17,953
Other long-term liabilities	1,512	1,501
Total long-term liabilities	266,244	266,640
Total liabilities	304,345	308,128
Commitments and Contingencies (Note 10)
Deficit:
Accumulated deficit	(137,370)	(130,769)
Accumulated other comprehensive loss	(10,060)	(12,403)
Total deficit	(147,430)	(143,172)
Total liabilities and deficit	$156,915	$164,956

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011

Net sales	$44,577	$48,497
Cost of sales	36,270	35,425
Gross profit	8,307	13,072
Selling and commissions	2,944	3,296
Research and development	1,265	727
General and administrative	4,304	3,477
Amortization of purchased intangibles	126	136
Operating (loss) income	(332)	5,436

Interest expense	6,100	6,085
Other income, net	(238)	(29)
Non-operating expense	5,862	6,056

Loss before provision for foreign income taxes	(6,194)	(620)
Provision for foreign income taxes	416	1,139
Net loss	$(6,610)	$(1,759)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Net loss	$(6,610)	$(1,759)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	398	1,056
Change in pension and retirement benefit plans	1,945	96
Comprehensive loss	$(4,267)	$(607)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Operating Activities
Net loss	$(6,610)	$(1,759)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,440	1,370
Amortization of financing fees	413	363
Deferred foreign income taxes	(99)	(43)
Amortization of debt discount	94	87
Pension curtailment expense	1,527	—
Amortization of deferred income	—	(47)
Loss on sale/disposal of fixed assets	11	—
Common unit compensation expense	9	—
Changes in operating assets and liabilities:
Accounts receivable	(2,338)	(18,620)
Inventories	579	(5,262)
Prepaid expenses and other assets	61	404
Accounts payable and accrued expenses	29	12,225
Accrued pension and retirement liabilities	(83)	(171)
Customer advances and deferred income	(45)	1,096
Other	129	47
Net cash used in operating activities:
Continuing operations	(4,883)	(10,310)
Discontinued operations	—	(28)
Net cash used in operating activities	(4,883)	(10,338)
Investing Activities
Purchases of property and equipment	(563)	(1,215)
Proceeds from disposal of property	66	—
Net cash used in investing activities	(497)	(1,215)
Financing Activities
Capital lease obligation payments	(323)	(298)
Distributions paid to members	(3,343)	—
Net cash used in financing activities	(3,666)	(298)
Effect of exchange rates on cash	90	287
Change in cash and cash equivalents	(8,956)	(11,564)
Cash and cash equivalents, beginning of period	38,236	61,444
Cash and cash equivalents, end of period	$29,280	$49,880

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$84	$63
Cash paid for foreign income taxes	1,599	572
Accrued distribution to members	—	12,889
Non-cash consideration for sale of equipment	75	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three months ended April 1, 2012 and April 3, 2011 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012. The consolidated balance sheet dated December 31, 2011 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.  We have reclassified certain prior period amounts to conform with our current year presentation. Operating results for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2012.

Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amends ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our consolidated financial statements.

Intangibles — Goodwill and Other — In September 2011, FASB issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011. This amendment does not impact the quantitative testing methodology, should it be necessary. We adopted this standard on January 1, 2012 and it had no impact on our operating results or financial position.

Fair Value Measurement — In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of existing fair value measurement requirements, such as specifying that the concepts of the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The amendment is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012 and it had no impact on our operating results or financial position.

Goodwill

The net carrying amount of goodwill may change from period to period as a result of fluctuations in exchange rates at our Canadian operation.

Prior Period Adjustments

During the first quarter of 2011, we recorded a pre-tax adjustment of $127, related to immaterial errors in prior periods. Management has concluded based on its quantitative and qualitative analysis such amounts are not material to our operations.

Note 2 — Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $0 and $1 at April 1, 2012 and December 31, 2011, respectively.

Note 3 — Inventories

Inventories consist of:

	April 1, 2012	December 31, 2011
Materials	$24,875	$22,422
Work in process	7,777	8,211
Finished products	3,129	5,582
	$35,781	$36,215

Note 4 — Notes Payable and Long-term Debt

Credit Agreement

On September 29, 2011, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of April 1, 2012.

Senior Notes

On November 10, 2009, Colt Defense LLC and Colt Finance Corp, our 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“the Senior Notes”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes are not guaranteed by any of our subsidiaries and do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20,000 or more.

The outstanding loan balances at April 1, 2012 and December 31, 2011 were as follows:

	April 1, 2012	December 31, 2011
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,720)	(2,814)
	$247,280	$247,186

	Three Months Ended
	April 1, 2012	April 3, 2011
Effective interest rate	9.0%	9.1%
Amortization of discount	$94	$87
Amortization of deferred financing costs	413	363

Note 5 - Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  Our Canadian operation files separate income tax returns in Canada. Our limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, we make distributions to members equal to 45% of the highest taxable income allocated to any one unit, to the extent our Governing Board determines that sufficient funds are available.

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended
	April 1, 2012	April 3, 2011
Current	$515	$1,182
Deferred	(99)	(43)
Total	$416	$1,139

Note 6 — Colt Defense LLC Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of April 1, 2012 and December 31, 2011 were 132,174.  No preferred units have been issued.

In March 2012, we paid our members a tax distribution of $3,343, which had been accrued in December 2011.

Note 7 — Common Unit Compensation

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the Plan may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 common units have been reserved for issuance in connection with awards under the Plan.

Under the Plan, the exercise price of option awards is set at the grant date and may not be less than the fair market value per unit on that date. The term of each option is ten years from the grant date. The vesting periods, which vary by grant, may be time based, performance based or a combination thereof. Compensation expense equal to the grant date fair value is generally recognized over the period during which the employee is required to provide service in exchange for the award or as the performance obligation is met. Fair value was estimated on the date of grant using the Black-Scholes valuation method.

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three months ended April 1, 2012, we recorded $9 of common unit compensation expense in general and administrative expense in our Consolidated Statements of Operations. We did not have any common unit compensation expense in the first quarter of 2011.

Note 8 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

On March 31, 2012, we agreed to a new two-year collective bargaining agreement with Local 376 of the United Auto Workers (“Union”). Under the terms of the new contract, the accrual of benefits for employees participating in our bargaining unit pension plan will freeze effective December 31, 2012. All new bargaining unit employees hired after April 1, 2012 are no longer eligible to participate in the bargaining unit defined benefit plan. Instead, they will be eligible for our defined contribution 401k retirement plan.

Pension benefits under the salaried defined benefit plans have been frozen since 2009. Accordingly, participants retain the pension benefits already accrued, however no additional benefits will accrue.

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Service cost	$106	$72
Interest cost	269	271
Expected return on assets	(393)	(387)
Amortization of unrecognized prior service costs	42	42
Curtailment of bargaining unit plan	1,527	—
Amortization of unrecognized loss	220	123
Net periodic cost	$1,771	$121

We also provide certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in our consolidated financial statements during the employees’ active working career.

The components of cost recognized in our Consolidated Statements of Operations for our post-retirement health plan are as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Service cost	$63	$64
Interest cost	135	167
Amortization of unrecognized prior service costs	(58)	(71)
Amortization of unrecognized loss	19	2
Net periodic cost	$159	$162

Per our collective bargaining agreement, we cap our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2011, the cost per month was $186 (not in thousands) per employee. For the quarter ended April 1, 2012, the cost per month was $184 (not in thousands) per employee.

Note 9- Transactions with Related Parties

We have a financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management LLC. Under the terms of the agreement, we also reimburse the affiliate for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the expenses are recorded within general and administrative expenses.

We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,185 at April 1, 2012 and $1,210 at December 31, 2011.

Effective July 1, 2007, we entered into a service agreement with Colt’s Manufacturing, an affiliated entity, which provides for remuneration for certain factory, accounting, data processing and management services provided by us to Colt’s Manufacturing. Since January 1, 2009, the annual fee has been $430.  In accordance with the terms of this agreement, we have provided Colt’s Manufacturing the required six-months notice that we do not wish to extend the service agreement, under existing terms, beyond the end of its term on June 30, 2012.

In May 2011, we signed a memorandum of understanding (“MOU”) with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles in the commercial market. For additional information about sales and accounts receivable under this MOU, see Note 12 Segment Information and Note 13 Concentration of Risk in this Form 10-Q. We also lease our West Hartford facility from an affiliate and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC (“Security”), a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to us.

Note 10 - Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	April 1, 2012	December 31, 2011
Standby letters of credit secured by restricted cash	$1,683	$1,660
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	804	804

At April 1, 2012 and December 31, 2011, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,713 and $2,102, respectively.

We also had certain Industrial Cooperation Agreements, which stipulate our commitments to provide offsetting business to certain countries that have purchased our products. We generally settle our offset purchase commitments under Industrial Cooperation Agreements through on-going business and/or cooperating with other contractors on their spending during the related period. Additionally, we identify future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, we accrue the estimated cost to settle the offset purchase commitment.

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At April 1, 2012 and December 31, 2011, our remaining gross offset purchase commitments totaled $59,225 and $58,466, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,633 and $1,563 as of April 1, 2012 and December 31, 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various legal claims and disputes in the ordinary course of our business.   As such, the Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During the first quarter of 2012, we accrued $0.7 million with respect to a potential settlement of a dispute.  In determination of this accrual, the Company has estimated a range of potential liability.  It is possible that the Company could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position; however, it is possible that the final outcome could have a material impact on the Company’s results of operations or cash flows in any given period.

Note 11 —Segment Information

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

Adjusted EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment.  See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA of the small arms weapons systems segment.

The following table represents a reconciliation of adjusted EBITDA to net loss:

Statement of Operations Data:	April 1, 2012	April 3, 2011
Adjusted EBITDA	$2,743	$6,939
Provision for foreign income taxes	(416)	(1,139)
Depreciation and amortization (i)	(1,440)	(1,370)
Interest expense, net	(6,100)	(6,085)
Sciens fees and expenses (ii)	(108)	(133)
Pension curtailment expense (iii)	(1,527)	—
Other income, net (iv)	238	29
Net loss	$(6,610)	$(1,759)

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management.
(iii)	Noncash expense associated with the curtailment of our bargaining unit pension plan
(iv)

Includes expenses incurred in connection with transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses, service income from an affiliate and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended
	April 1, 2012	April 3, 2011
United States	$13,239	$20,694
Canada	11,573	6,323
Asia/Pacific	15,207	7,930
Europe	2,344	11,993
Middle East/Africa	1,573	7
Latin America/Caribbean	641	1,550
	$44,577	$48,497

Major Customer Information

For the three months ended April 1, 2012, sales to one domestic customer, Colt’s Manufacturing, represented 17% of net sales. For the three months ended April 1, 2011, sales to one domestic customer, the U.S. Government, represented 36% of net sales.

For the three months ended April 1, 2012, two direct foreign customers accounted for 34% and 20% of net sales, respectively. For the three months ended April 3, 2011, two direct foreign customers accounted for 17% and 15% of net sales, respectively.

Note 12 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At April 1, 2012, the largest individual trade receivable balances accounted for 45%, 16% and 12% of total receivables, respectively. At December 31, 2011, the largest individual trade receivable balances accounted for 53%, 15% and 10% of total accounts receivables, respectively.

Labor

The Union represents approximately 61% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

Note 13 — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,280 and $247,186 at April 1, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $176,400 and $172,500 at April 1, 2012 and December 31, 2011, respectively, was based on quoted market prices, which are Level 1 inputs.

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

As of April 1, 2012 and December 31, 2011, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended April 1, 2012.

Note 14 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$(201)	$(8,898)	$2,659	$(6,440)
Pension liability	43	123	—	166
Change in post-retirement health liability	(71)	1	—	(70)
Currency translation	—	—	1,056	1,056
Balance, April 3, 2011	(229)	(8,774)	3,715	(5,288)

Balance, December 31, 2011	(261)	(14,357)	2,215	(12,403)
Pension liability	619	1,365	—	1,984
Change in post-retirement health liability	(58)	19	—	(39)
Currency translation	—	—	398	398

Balance, April 1, 2012	$300	$(12,973)	$2,613	$(10,060)

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

Overview of Our Business

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel.  We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan. We also modify our rifles and carbines for civilian use and sell them to our affiliate, Colt’s Manufacturing, which resells them into the commercial market.

Our development and sales of M4 carbines and the 50 years of sales of M16 rifles, have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  We are also the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle, and a supplier of other small arms weapons systems to U.S., Canadian and international law enforcement agencies.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features into our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines of exceptional reliability, performance and accuracy.  Based upon the expiration in 2010 of our M4 IDIQ contract and the general decline in U.S. Government rifle procurement patterns, we have placed renewed emphasis on the International and Commercial/LE markets.  As a result, we have experienced strong year over year sales growth in both of these markets in the first quarter of 2012.  Although the U.S. Government has recently awarded to another manufacturer a contract to produce the Colt M4, Colt, as the owner of the M4 Technical Data Package, maintains its position as the sole provider of U.S. Government-grade M4 carbines to the international market and to domestic law enforcement and commercial markets.

Our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada manufacture and sell military and law enforcement rifles, carbines, machine guns and related products and services world-wide as well as commercial model products in the United States. On March 31, 2012, we agreed to a new, two-year collective bargaining agreement with the Union that represents approximately 250 employees at our West Hartford facility.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended
	April 1, 2012%		April 3, 2011%
Statement of Operations Data:
Net sales	$44,577	100.0%	$48,497	100.0%
Cost of sales	36,270	81.4	35,425	73.0
Gross profit	8,307	18.6	13,072	27.0
Selling and commissions	2,944	6.6	3,296	6.8
Research and development	1,265	2.8	727	1.5
General and administrative	4,304	9.7	3,477	7.2
Amortization of purchased intangibles	126	0.3	136	0.3
	8,639	19.4	7,636	15.7
Operating (loss) income	(332)	(0.7)	5,436	11.2

Interest expense	6,100	13.7	6,085	12.5
Other income, net	(238)	(0.5)	(29)	(0.1)
	5,862	13.2	6,056	12.5
Loss before provision for foreign income taxes	(6,194)	(13.9)	(620)	(1.3)
Provision for foreign income taxes	416	0.9	1,139	2.3
Net loss	$(6,610)	(14.8)%	$(1,759)	(3.6)%

Three Months Ended April 1, 2012 Compared to the Three Months Ended April 3, 2011

Net Sales

The following table shows net sales for the three months ended April 1, 2012 and April 3, 2011, respectively by product category (dollars in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011	% Change
Weapons systems	$27,944	$30,526	(8.5)%
Spares / other	16,633	17,971	(7.4)%
Total	$44,577	$48,497	(8.1)%

Net sales for the three months ended April 1, 2012 were $44.6 million, a decrease of $3.9 million, or 8.1%, from $48.5 million in the comparable prior year period.

Weapon system sales declined by $2.6 million in the first three months of 2012 compared to the same period in 2011. Contributing to this decline was a $12.9 million decrease in sales to the U.S. Government from the comparable period in 2011. This decline was partially mitigated by a $7.6 million increase in Commercial/LE sales and a $2.7 million increase in international weapon systems sales as a direct result of our strategy to diversify our sales base.

Spares/other sales decreased $1.3 million from $18.0 million in the first quarter of 2011 to $16.6 million in the first quarter of 2012. The decrease was mainly due to reduced sales of M249 spare barrels to the U.S. Government.

Cost of Sales/Gross Profit

	Three Months Ended
(dollars in thousands)	April 1, 2012	April 3, 2011
Net sales	$44,577	$48,497
Cost of sales	36,270	35,425
Gross profit	$8,307	$13,072
Gross profit as a percentage of sales	18.6%	27.0%

Our cost of sales consists of direct labor and benefits, materials and subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities cost, and maintenance and repairs. Gross margin for the three months ended April 1, 2012 decreased to 18.6% from 27.0% for the three months ended April 3, 2011.  In the first quarter of 2012, cost of sales included $1.5 million of expense related to the curtailment of our bargaining unit pension plan. This non-recurring expense decreased our gross margin for the quarter by 3.7%. In the first quarter of 2012, we also had higher overhead expenses compared to the same period in 2011, primarily due to increased compensation and benefits related to an increase in our workforce and higher tooling and ammunition expenses related to new products.

Selling and Commissions Expense

	Three Months Ended
(dollars in thousands)	April 1, 2012	April 3, 2011
Selling and commissions	$2,944	$3,296
Selling and commissions as a percentage of sales	6.6%	6.8%

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on most foreign direct sales and to domestic distributors on most Commercial/LE sales, which generally are a percentage of the selling price.  For the three months ended April 1, 2012, selling and commission expenses decreased by $0.4 million compared to the same period in 2011. The decrease was primarily due to $1.2 million of lower commission expense as a result of lower commissionable direct foreign sales in 2012. The decrease in commissions was partially offset by a $0.8 million increase primarily in consulting, compensation and travel expenses to support our sales effort in the international and Commercial/LE markets.

Research and Development

	Three Months Ended
(dollars in thousands)	April 1, 2012	April 3, 2011
Research and development	$1,265	$727
Research and development as a percentage of sales	2.8%	1.5%

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. Research and development increased by $0.5 million during the first three months of 2012 as compared to the first three months of 2011. The increase was mainly due to product development efforts related to competitive bids as well as ongoing product improvement initiatives.

General and Administrative Expense

	Three Months Ended
(dollars in thousands)	April 1, 2012	April 3, 2011
General and administrative expense	$4,304	$3,477
General and administrative expense as a percentage of sales	9.7%	7.2%

General and administrative expense consists of compensation and benefits expense, fees for professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. During the three months ended April 1, 2012, general and administrative costs increased by $0.8 million over the comparable three months of 2011.  This year over year increase was mainly driven by a $0.7 million accrual for the potential settlement of a dispute.

Interest Expense

Our interest expense for the three months ended April 1, 2012 and April 3, 2011 was $6.1 million.

Other Income, net

For the three months ended April 1, 2012, we had other income of $0.2 million compared to other income of $29 thousand for the three months ended April 3, 2011. Foreign exchange gains and service income from our affiliate, Colt’s Manufacturing were largely unchanged year over year. The increase in other income, net was primarily attributable to lower costs related to potential acquisitions in 2012.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax purposes and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) was reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the first quarter of 2012, we had foreign income tax expense of $0.4 million compared to $1.1 million for the first quarter of 2011.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally-generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding international business, on September 29, 2011, we entered into a Credit Agreement with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement.

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. We were in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of April 1, 2012.

On November 10, 2009, Colt Defense LLC and Colt Finance Corp, our 100%-owned finance subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes. The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes are not guaranteed by any of our subsidiaries and do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20,000 or more.

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital including accounts receivable and our investment in inventory.  Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income, as defined, for the applicable period.  Our Governing Board may also declare other distributions to our members from time to time. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.

Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables, which have historically constituted the majority of our accounts receivable, are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables, a growing portion of our receivable base, tend to experience a longer collection cycle. Commercial/LE receivables, which grew significantly in the first quarter on 2012, tend to be collected within 30-60 days. To date, we have not experienced any significant receivable losses.

Our renewed emphasis on the international and Commercial/LE markets have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support our expanded product lines.

At April 1, 2012, we had cash and cash equivalents totaling $29.3 million.  We believe that our existing cash balances and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the three month ended April 1, 2012 and April 3, 2011, respectively ($ in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash used in operating activities	$(4,883)	$(10,338)
Cash used in investing activities	(497)	(1,215)
Cash used in financing activities	(3,666)	(298)

Cash Flows Provided by Operating Activities

Net cash used by operating activities for the three months ended April 1, 2012 was $4.9 million, compared to net cash used by operations of $10.3 million for the three months ended April 3, 2011.  While our net loss was larger in the first quarter of 2012, it was more than offset by significantly higher funding requirements for our operating assets and liabilities in the first quarter of 2011.

During the first three months of 2012, we used $1.7 million of cash to fund changes in operating assets and liabilities as compared to $10.3 million used to fund changes in operating assets and liabilities during the first three months of 2011.  As we transitioned to a more diverse sales base in 2011, we needed to build more working capital to support our expanding international sales, which tend to have longer production and collection cycles. While we continued to build working capital to support growing Commercial/LE sales in 2012, the rate of working capital growth has slowed compared to the prior year.

Cash Flows Used in Investing Activities

Net cash used in investing activities for both periods presented were principally for capital expenditures.  These capital expenditures reflect our ongoing initiative to expand our manufacturing capabilities, upgrade our machinery and equipment and improve our overall manufacturing efficiency. We expect our full-year capital expenditures for 2012 to be approximately $4.0 — $6.0 million.

Capital expenditures for the three months ended April 1, 2012 were $0.6 million compared to $1.2 million for the three months ended April 3, 2011. In both years, capital expenditures were primarily for new product production and plant modernization.

Cash Flows Used in Financing Activities

In 2012, net cash used in financing activities was primarily to fund a $3.3 million distribution to our members. In the first three months of 2012 and 2011, we also used $0.3 million to make payments on our capitalized leases.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 20.1% from $176.7 million at December 31, 2011 to $212.3 million at April 1, 2012, primarily due to strong Commercial/LE bookings in the first quarter.  We expect approximately 81% of our backlog of orders as of April 1, 2012 to be shipped over the next twelve months.

Recent Issued Accounting Standards

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amends ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our consolidated financial statements.

Intangibles — Goodwill and Other — In September 2011, FASB issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011, but early adoption is permitted. This amendment does not impact the quantitative testing methodology, should it be necessary. The adoption of this standard had no impact on our consolidated financial statements.

Fair Value Measurement — In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of existing fair value measurement requirements, such as specifying that the concepts of the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard had no impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

Contractual Obligations

As of April 1, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Statements of Operations, we have foreign currency gains of $0.1 million for both the three months ended April 1, 2012 and the three months ended April 3, 2011.  The foreign currency amounts reported in the Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at April 1, 2012.

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

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 1, 2012. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

We are involved in various legal claims and disputes in the ordinary course of our business.   As such, the Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During the first quarter of 2012, we accrued $0.7 million with respect to a potential settlement of a dispute.  In determination of this accrual, the Company has estimated a range of potential liability.  It is possible that the Company could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position; however, it is possible that the final outcome could have a material impact on the Company’s results of operations or cash flows in any given period.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully review and consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other fillings.

10.1	Colt Defense LLC Long Term Incentive Plan, dated as of March 1, 2012*

10.2	Second Amendment to Amended and Restated Limited Liability Agreement of Colt Defense LLC, dated as of March 1, 2012

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.3	Certification of Cynthia J. McNickle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 1, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended April 1, 2012 and April 3, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months ended April 1, 2012 and April 3, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011 and (v) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 2nd day of May, 2012.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer