Form 10-Q
period 2012-07-01
Colt Defense LLC; Colt Finance Corp.
filed 2012-08-01
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2012

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2012 was none.

COLT DEFENSE LLC

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	July 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,109	$38,236
Restricted cash	1,211	1,241
Accounts receivable, net	22,783	30,575
Inventories	38,412	36,215
Other current assets	1,853	2,481
Total current assets	95,368	108,748

Property and equipment, net	21,291	22,589
Goodwill	14,691	14,713
Intangible assets with finite lives, net	6,277	6,635
Deferred financing costs	8,469	9,312
Long-term restricted cash	810	810
Other assets	1,843	2,149
Total assets	$148,749	$164,956

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$496	$1,148
Accounts payable	10,539	11,114
Accrued compensation and benefits	4,249	4,984
Accrued commissions	1,172	2,872
Accrued expenses	7,532	5,410
Pension and retirement obligations - current portion	890	890
Accrued interest	3,248	2,923
Customer advances and deferred income	9,206	8,804
Accrued distributions to members	—	3,343
Total current liabilities	37,332	41,488

Long-term debt, less current portion	247,375	247,186
Pension and retirement liabilities	17,051	17,953
Other long-term liabilities	2,072	1,501
Total long-term liabilities	266,498	266,640
Total liabilities	303,830	308,128
Commitments and Contingencies (Note 10)
Deficit:
Accumulated deficit	(144,682)	(130,769)
Accumulated other comprehensive loss	(10,399)	(12,403)
Total deficit	(155,081)	(143,172)
Total liabilities and deficit	$148,749	$164,956

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net sales	$45,112	$36,550	$89,689	$85,047
Cost of sales	36,706	25,535	72,976	60,960
Gross profit	8,406	11,015	16,713	24,087
Selling and commissions	3,590	2,393	6,534	5,689
Research and development	1,144	1,442	2,409	2,169
General and administrative	3,463	2,686	7,767	6,163
Amortization of purchased intangibles	124	138	250	274
Operating income (loss)	85	4,356	(247)	9,792

Interest expense	6,359	5,972	12,459	12,057
Other income, net	(106)	(386)	(344)	(415)
Non-operating expense	6,253	5,586	12,115	11,642

Loss before provision for foreign income taxes	(6,168)	(1,230)	(12,362)	(1,850)
Provision for foreign income taxes	497	657	913	1,796
Net loss	$(6,665)	$(1,887)	$(13,275)	$(3,646)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(6,665)	$(1,887)	$(13,275)	$(3,646)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(475)	(50)	(77)	1,006
Change in pension and postretirement benefit plans, net	136	97	2,081	193
Comprehensive loss	$(7,004)	$(1,840)	$(11,271)	$(2,447)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Operating Activities
Net loss	$(13,275)	$(3,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,889	2,745
Amortization of financing fees	826	726
Deferred foreign income taxes	68	(162)
Amortization of debt discount	189	172
Pension curtailment expense	1,527	—
Amortization of deferred income	(56)	(94)
Loss/(gain) on sale/disposals of fixed assets	11	(12)
Common unit compensation expense	12	—
Changes in operating assets and liabilities:
Accounts receivable	7,850	(11,962)
Inventories	(2,189)	(15,841)
Prepaid expenses and other current assets	534	460
Accounts payable and accrued expenses	(1,374)	3,698
Accrued pension and retirement liabilities	(348)	(369)
Customer advances and deferred income	1,079	2,450
Other	256	16
Net cash used in operating activities from continuing operations	(2,001)	(21,819)
Net cash used in operating activities from discontinued operations	—	(35)
Net cash used in operating activities	(2,001)	(21,854)
Investing Activities
Purchases of property and equipment	(1,173)	(2,194)
Proceeds from sale/disposal of property	66	12
Change in restricted cash	30	(732)
Net cash used in investing activities	(1,077)	(2,914)
Financing Activities
Capital lease obligation payments	(652)	(602)
Distributions paid to members	(3,343)	(12,889)
Net cash used in financing activities	(3,995)	(13,491)
Effect of exchange rates on cash	(54)	219
Change in cash and cash equivalents	(7,127)	(38,040)
Cash and cash equivalents, beginning of period	38,236	61,444
Cash and cash equivalents, end of period	$31,109	$23,404

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,099	$11,058
Cash paid for foreign income taxes	2,429	1,304
Non-cash consideration for sale of equipment	75	—
Accrued purchases of fixed assets	100	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 - Basis of Presentation

Basis of Accounting

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and six months ended July 1, 2012 and July 3, 2011 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The consolidated balance sheet dated December 31, 2011 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2012.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification of Prior Period Amounts

We have reclassified certain prior period amounts to conform to our current year’s presentation.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amended ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our operating results or financial position.

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

Prior Period Adjustments

During the first quarter of 2011, we recorded a pre-tax adjustment of $127, related to immaterial errors in prior periods. Management concluded based on its quantitative and qualitative analysis such amounts are not material to our operations.

During the first quarter of 2012, we recognized $724 of net sales and $453 of net income on a transaction that should have been recognized in the second quarter of 2012. Management has concluded based on its quantitative and qualitative analysis such amounts are not material to our operations for either period.

Note 2 - Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $98 and $1 at July 1, 2012 and December 31, 2011, respectively.

Note 3 - Inventories

Inventories consist of:

	July 1, 2012	December 31, 2011
Materials	$26,160	$22,422
Work in process	6,400	8,211
Finished products	5,852	5,582
	$38,412	$36,215

Note 4 - Notes Payable and Long-term Debt

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings outstanding under the Credit Agreement as of July 1, 2012.  Letters of credit outstanding under the Credit Agreement as of July 1, 2012 were $1,597.

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

The Senior Notes are not guaranteed by any of our subsidiaries and they do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain incurrence-based covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The indenture does not restrict the ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries, inclusive of the co-issuer Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20,000 or more.

The outstanding loan balances at July 1, 2012 and December 31, 2011 were as follows:

	July 1, 2012	December 31, 2011
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,625)	(2,814)
	247,375	247,186
Less: current portion	—	—
	$247,375	$247,186

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Effective interest rate	9.0%	9.0%	9.0%	9.0%
Amortization of discount	$95	$86	$189	$172
Amortization of deferred financing costs	$413	$363	$826	$726

Note 5 - Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  Our Canadian operation files separate income tax returns in Canada. Our limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, we make distributions to members equal to 45% of the highest taxable income allocated to any common unit, to the extent our Governing Board determines that sufficient funds are available.

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Current	$330	$776	$845	$1,958
Deferred	167	(119)	68	(162)
Total	$497	$657	$913	$1,796

Note 6 — Colt Defense LLC Accumulated Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of July 1, 2012 and December 31, 2011 were 132,174.  No preferred units have been issued.

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

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three months and six months ended July 1, 2012, we recorded $3 and $12, respectively of common unit compensation expense in general and administrative expense in our Consolidated Statements of Operations. We did not have any common unit compensation expense in the first three or six months of 2011.

Note 8 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

On March 31, 2012, we agreed to a new two-year collective bargaining agreement with Local 376 of the United Auto Workers (“Union”). Under the terms of the new contract, the accrual of benefits for employees participating in our bargaining unit pension plan will freeze effective December 31, 2012. New bargaining unit employees hired after April 1, 2012 are not eligible to participate in the bargaining unit defined benefit plan. Instead, they will be eligible for our defined contribution 401k retirement plan.

Pension benefits under the salaried defined benefit plans have been frozen since 2009. Accordingly, participants retain the pension benefits already accrued, however no additional benefits will accrue.

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$116	$72	$222	$144
Interest cost	289	273	558	545
Expected return on assets	(413)	(387)	(806)	(775)
Curtailment of bargaining unit plan	—	—	1,527	—
Amortization of unrecognized prior service	—	43	42	85
Amortization of unrecognized loss	176	124	396	247
Net periodic cost	$168	$125	$1,939	$246

We also provide certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in our consolidated financial statements during the employees’ active working careers.

The components of cost recognized in our Consolidated Statements of Operations for our postretirement health plan are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$63	$64	$126	$129
Interest cost	135	167	270	334
Amortization of unrecognized prior service	(57)	(71)	(115)	(142)
Amortization of unrecognized loss	18	2	37	3
Net periodic cost	$159	$162	$318	$324

Per our collective bargaining agreement, we cap our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2011, the cost per month was $186 (not in thousands) per employee.  For the six months ended July 1, 2012, the cost per month was $194 (not in thousands) per employee.

Note 9 - Transactions with Related Parties

We have a financial advisory agreement with Sciens Management LLC, which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s governing board. Under the terms of the agreement, we also reimburse the affiliate for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the expenses are recorded within general and administrative expenses.

We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), an affiliate, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This asset had an unamortized balance of $1,160 at July 1, 2012 and $1,210 at December 31, 2011.

Effective July 1, 2007, we entered into a services agreement with Colt’s Manufacturing, an affiliated entity, which provides for remuneration for certain factory, accounting, data processing and management services provided by us to Colt’s Manufacturing. Since January 1, 2009, the annual fee has been $430.  In accordance with the terms of this agreement, we have provided Colt’s Manufacturing the required six-months notice that we do not wish to extend the service agreement, under existing terms, beyond the end of its term on June 30, 2012.  We are currently in negotiations with Colt’s Manufacturing with respect to new terms associated with a new services agreement.  We expect the terms of any new services agreement to become effective as of July 1, 2012.

In May 2011, we signed a memorandum of understanding (“MOU”) with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles in the commercial market. Accounts receivable for product sales under the MOU were $12,199 and $2,161 at July 1, 2012 and December 31, 2011, respectively. Net sales to Colt’s Manufacturing were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales to Colt’s Manufacturing	$20,734	$2,029	$28,220	$2,713

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

Note 10 - Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	July 1, 2012	December 31, 2011
Standby letters of credit secured by restricted cash	$1,608	$1,660
Standby letters of credit under Credit Agreement	1,597	—
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	702	804

At July 1, 2012 and December 31, 2011, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,459 and $2,102, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At July 1, 2012 and December 31, 2011, our remaining gross offset purchase commitments totaled $57,963 and $58,466, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,520 and $1,563 as of July 1, 2012 and December 31, 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, the Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During the first quarter of 2012, we accrued $700 related to a potential settlement of a dispute.  Subsequently, we settled the matter for $625.

We are currently under examination by a tax authority. Pursuant to our limited liability company agreement, in the event of an audit, we are obligated, on behalf of our members, for any settlement related expenses. During the second quarter of 2012, we recorded $650 of accrued expenses and $320 of interest expense relating to a potential audit settlement. Actual settlement amounts could vary significantly from this accrual.

Note 11 —Segment Information

Our small arms weapons systems segment represents our core business, as all of our operations are conducted through this segment. Our small arms weapons systems segment consists of two operating segments, weapons systems and spares/other. These operating segments have similar economic characteristics and have been aggregated into the Company’s one reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally. In addition, we sell rifles and carbines to our affiliate, Colt’s Manufacturing, which resells them into the commercial market.

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

The following table represents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Statement of Operations Data:
Adjusted EBITDA	$1,642	$5,833	$4,385	$12,772
Provision for foreign income taxes	(497)	(657)	(913)	(1,796)
Depreciation and amortization (i)	(1,449)	(1,375)	(2,889)	(2,745)
Interest expense, net	(6,359)	(5,972)	(12,459)	(12,057)
Sciens fees and expenses (ii)	(108)	(102)	(216)	(235)
Pension curtailment expense (iii)	—	—	(1,527)	—
Other income, net (iv)	106	386	344	415
Net loss	$(6,665)	$(1,887)	$(13,275)	$(3,646)

(i)                     Includes depreciation and amortization of intangible assets.

(ii)                  Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management LLC.

(iii)               Noncash expense associated with the curtailment of our bargaining unit pension plan

(iv)              Includes income and/or expenses such as foreign currency exchange gains or losses, service income from an affiliate, transaction costs incurred in connection with our contemplated merger and acquisition activities, and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
United States	$31,363	$16,297	$44,602	$36,991
Canada	6,713	3,909	18,286	10,232
Europe	3,435	10,754	5,779	22,747
Latin America	2,639	1,312	3,280	2,862
Asia/Pacific	350	2,082	15,557	10,012
Middle East	612	2,196	2,185	2,203
	$45,112	$36,550	$89,689	$85,047

Major Customer Information

For the three and six months ended July 1, 2012, sales to a domestic customer, Colt’s Manufacturing, represented 46% and 32% of net sales, respectively. For the three months ended July 1, 2012, sales to the U.S. Government accounted for 12% of net sales. During the three and six months ended July 3, 2011, sales to the U.S. Government accounted for 27% and 32% of net sales, respectively.

For the three months ended July 1, 2012, one foreign direct customer accounted for 10% of net sales. For the six months ended July 1, 2012, two foreign direct customers accounted for 17% and 15% of net sales, respectively. For the three and six months ended July 3, 2011, a direct foreign customer accounted for 11% and 14% of net sales, respectively.

Note 12 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At July 1, 2012, the largest individual trade receivable, which was with an affiliate, accounted for 54% of total accounts receivables. At December 31, 2011, the largest individual trade receivable balances accounted for 53%, 15% and 10% of total accounts receivables, respectively.

Labor

The Union represents approximately 66% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

Note 13 — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,375 and $247,186 at July 1, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $155,000 and $172,500 at July 1, 2012 and December 31, 2011, respectively, was based on quoted market prices, which are Level 1 inputs.

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

As of July 1, 2012 and December 31, 2011, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or six months ended July 1, 2012.

Note 14 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$(201)	$(8,898)	$2,659	$(6,440)
Change in pension and postretirement health liabilities	(57)	250	—	193
Currency translation	—	—	1,006	1,006
Balance, July 3, 2011	(258)	(8,648)	3,665	(5,241)

Balance, December 31, 2011	(261)	(14,357)	2,215	(12,403)
Change in pension and postretirement health liabilities	503	1,578	—	2,081
Currency translation	—	—	(77)	(77)

Balance, July 1, 2012	$242	$(12,779)	$2,138	$(10,399)

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

Our development and sales of M4 carbines and the 50 years of sales of M16 rifles, have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  We are also the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle, and a supplier of other small arms weapons systems to U.S., Canadian and international law enforcement agencies.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features into our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines of exceptional reliability, performance and accuracy.  Based upon the expiration in 2010 of our M4 IDIQ contract and the general decline in U.S. Government rifle procurement patterns, we have placed renewed emphasis on the International and Commercial/LE markets and growth in these markets provides variability in terms of timing and amount of sales and gross margin which is difficult to predict.  As a result, we experienced strong growth in both of these markets in the first quarter of 2012 compared to the first quarter of 2011. In the second quarter of 2012, the Commercial/LE market continued its strong growth trend compared to both the second quarter of 2011 and the first quarter of 2012.  In April of 2012, the U.S. Government recently awarded to another manufacturer a contract to produce the Colt M4 carbine. Colt protested this award, and on July 24, 2012 the U.S. Government Accountability Office sustained our protest.  Colt, as the owner of the M4 Technical Data Package, remains the sole provider of U.S. Government-grade M4 carbines to the international market and to domestic law enforcement and commercial markets.

Our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada manufacture and sell military and law enforcement rifles, carbines, machine guns and related products and services world-wide as well as commercial model products in the United States. On March 31, 2012, we agreed to a new, two-year collective bargaining agreement with the Union that represents approximately 280 employees at our West Hartford facility.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2012%		July 3, 2011%		July 1, 2012%		July 3, 2011%
Statement of Operations Data:
Net sales	$45,112	100.0%	$36,550	100.0%	$89,689	100.0%	$85,047	100.0%
Cost of sales	36,706	81.4	25,535	69.9	72,976	81.4	60,960	71.7
Gross profit	8,406	18.6	11,015	30.1	16,713	18.6	24,087	28.3

Selling and commissions	3,590	8.0	2,393	6.5	6,534	7.3	5,689	6.7
Research and development	1,144	2.5	1,442	3.9	2,409	2.7	2,169	2.6
General and administrative	3,463	7.7	2,686	7.3	7,767	8.7	6,163	7.2
Amortization of purchased intangibles	124	0.3	138	0.4	250	0.3	274	0.3
Operating income (loss)	85	0.2	4,356	11.9	(247)	(0.3)	9,792	11.5

Interest expense	6,359	14.1	5,972	16.3	12,459	13.9	12,057	14.2
Other income, net	(106)	(0.2)	(386)	(1.1)	(344)	(0.4)	(415)	(0.5)
Nonoperating expenses	6,253	13.9	5,586	15.3	12,115	13.5	11,642	13.7

Loss before provision for foreign income taxes	(6,168)	(13.7)	(1,230)	(3.4)	(12,362)	(13.8)	(1,850)	(2.2)
Provision for foreign income taxes	497	1.1	657	1.8	913	1.0	1,796	2.1
Net loss	$(6,665)	(14.8)%	$(1,887)	(5.2)%	$(13,275)	(14.8)%	$(3,646)	(4.3)%

Three and Six Months Ended July 1, 2012 Compared to the Three and Six Months Ended July 3, 2011

Net Sales

The following table shows net sales for the three and six months ended July 1, 2012 and July 3, 2011, respectively, by product category (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Weapons systems	$34,350	$22,473	52.8%	$62,294	$52,999	17.5%
Spares / other	10,762	14,077	(23.5)%	27,395	32,048	(14.5)%
Total	$45,112	$36,550	23.4%	$89,689	$85,047	5.5%

Net sales for the three months ended July 1, 2012 were $45.1 million, an increase of $8.6 million, or 23.4%, from $36.6 million in the comparable prior year period.  Net sales for the six months ended July 1, 2012 were $89.7 million, an increase of $4.6 million, or 5.5%, from $85.0 million in the comparable prior year period.

Weapons systems sales increased by $11.9 million to $34.4 million in the second quarter of 2012 and by $9.3 million to $62.3 million in the first six months of 2012 compared to the same periods in 2011. This was mainly due to strong Commercial/LE sales growth, which exceeded 300% in both periods versus the comparable prior year periods.  This increase was partially offset by lower weapons systems sales to the U.S Government and the international market. Initial shipments of the M240B, which began in the first quarter of 2012, were $6.2 million in the first six months of 2012.

Spares/other sales decreased 23.5% to $10.8 million in the second quarter of 2012 and 14.5% to $27.4 million in the first six months of 2012 compared to the same periods in 2011. The decrease was mainly related to sales of M249 spare barrels to the U.S. Government, which declined $2.1 million in the second quarter of 2012 and $4.2 million in the first six months of 2012.

Cost of Sales/Gross Profit

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$45,112	$36,550	$89,689	$85,047
Cost of sales	36,706	25,535	72,976	60,960
Gross profit	$8,406	$11,015	$16,713	$24,087
Gross profit as a percentage of sales	18.6%	30.1%	18.6%	28.3%

Our cost of sales consists of direct labor and benefits, materials and subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities cost, and maintenance and repairs. Gross margin for the three months ended July 1, 2012 decreased to 18.6% from 30.1% for the three months ended July 3, 2011.  For the first six months of 2012, gross margin decreased to 18.6% from 28.3% for the first six months of 2011. For both the three and six months ended July 1, 2012,  the decline in gross margin was due to a mix shift that resulted from the strong growth in Commercial/LE sales as well as the unfavorable margin effect of new model and product offerings, which tend to carry lower margins in their early stages of introduction.  For the six months ended July 1, 2012, we had higher overhead expenses compared to the same period in 2011, primarily due to increased compensation and benefits related to an increase in our workforce as we ramp up production to meet increased demand and higher tooling and ammunition expenses related to new products. In addition, in the first six months of 2012, cost of sales included $1.5 million of expense related to the curtailment of our bargaining unit pension plan.  This non-recurring expense decreased our gross margin for the six months by 1.7%.

Selling and Commissions Expense

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Selling and commissions	$3,590	$2,393	$6,534	$5,689
Selling and commissions as a percentage of sales	8.0%	6.5%	7.3%	6.7%

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on most foreign direct sales and to domestic sales representatives on most Commercial/LE sales, which generally are a percentage of the selling price.  For the three months ended July 1, 2012, selling and commission expenses increased $1.2 million compared to the same period in 2011. For the first six months of 2012, selling and commission expenses increased by $0.8 million compared to the same period in 2011. Selling expenses increased by $1.0 million in the second quarter and $1.9 million in the six months ending July 1, 2012, primarily due to higher consulting, compensation and travel expenses to support sales efforts in the international and Commercial/LE markets.  Commission expense was slightly higher in the second quarter of 2012 compared to the same period in 2011, but it declined by $1.0 million in the first six months of 2012 versus the comparable 2011 period as a result of lower commissionable direct foreign sales in 2012.

Research and Development

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Research and development	$1,144	$1,442	$2,409	$2,169
Research and development as a percentage of sales	2.5%	3.9%	2.7%	2.6%

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. For the three months ended July 1, 2012, research and development expenses decreased $0.3 million compared to the three months ended July 3, 2011. For the first six months of 2012, research and development expenses increased by $0.2 million compared to the same period in 2011. The small variances for both periods were mainly due to the timing of spending on various research and development projects. Research and development spending patterns tend to fluctuate from period to period, particularly when we use outside vendors who only earn their fees when they achieve certain milestones.

General and Administrative Expense

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
General and administrative expense	$3,463	$2,686	$7,767	$6,163
G&A expense as a percentage of sales	7.7%	7.3%	8.7%	7.2%

General and administrative expense consists of compensation and benefits expense, fees for professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. General and administrative expense increased by $0.8 million in the second quarter of 2011 and by $1.6 million for the six months ended July 1, 2012 versus the comparable periods in 2011.  In the second quarter of 2012, bad debt expense was unfavorable by $0.2 million, in part, because of the prior year reversal of a $0.1 million provision for a past due receivable that was collected in the second quarter of 2011. In addition, legal fees and compensation expense increased in both periods of 2012. Legal fees were higher in 2012 for several reasons including our protest of the U.S. Army’s M4 contract award to another vendor, the negotiation of a new labor union contract and legal expenses related to a dispute.  In the first six months of 2012, we expensed approximately $0.6 million to settle a legal dispute.

Interest Expense

Our interest expense for the three months ended July 1, 2012 and July 3, 2011 was $6.4 million and $6.0 million, respectively. For the first six months of 2012 and 2011, interest expense was $12.5 million and $12.1 million, respectively. Interest expense was higher in both periods of 2012 primarily due to an accrual for interest expense related to a potential tax audit settlement.

Other Income, net

For the three months ended July 1, 2012, we had other income of $0.1 million compared to other income of $0.4 million for the three months ended July 3, 2011. For the six months ended July 1, 2012, we had other income of $0.3 million compared to other income of $0.4 million for the six months ended July 3, 2011. For both periods, the year over year decline was primarily attributable to foreign currency losses in 2012 compared to gains in 2011.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax purposes and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) was reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the second quarter of 2012, we had foreign income tax expense of $0.5 million compared to $0.7 million for the second quarter of 2011. For the six months ended July 1, 2012, our foreign income tax expense was $0.9 million compared to foreign income tax expense of $1.8 million for the six months ended July 3, 2011.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. We were in compliance with all covenants and restrictions and there were no borrowings or letters of credit outstanding under the Credit Agreement as of July 1, 2012.

On November 10, 2009, Colt Defense LLC and Colt Finance Corp, our 100%-owned finance subsidiary, jointly and severally co-issued $250.0 million of unsecured senior notes. The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3.5 million from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes are not guaranteed by any of our subsidiaries and they do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain incurrence-based covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The indenture does not restrict the ability to pay dividends or provide loans to Parent or the net assets of our subsidiaries, inclusive of the co-issuer Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20.0 million or more.

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

Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables, which historically constituted the majority of our accounts receivable, are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables, a growing portion of our receivable base, tend to experience a longer collection cycle. Commercial/LE receivables, which have grown significantly in 2012, tend to be collected within 30-60 days. To date, we have not experienced any significant receivable losses.

Our renewed emphasis on the international and Commercial/LE markets have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support an expanded product offering.

At July 1, 2012, we had cash and cash equivalents totaling $31.1 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended July 1, 2012 and July 3, 2011, respectively ($ in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash used in operating activities	$(2,001)	$(21,854)
Cash used in investing activities	(1,077)	(2,914)
Cash used in financing activities	(3,995)	(13,491)

Cash Flows Provided by Operating Activities

Net cash used in operating activities for the six months ended July 1, 2012 was $2.0 million, compared to net cash used in operating activities of $21.9 million for the six months ended July 3, 2011.  While our net loss was larger in the first half of 2012, it was more than offset by significantly lower funding requirements for operating assets and liabilities in 2012.

During the first six months of 2012, changes in operating assets and liabilities provided $5.8 million of cash as we collected on large international receivables that were outstanding at the end of 2011. This $7.9 million source of cash was partially offset by a $2.2 million increase in inventory to support a higher production level in 2012.

During the first six months of 2011, we used $21.5 million of cash to fund changes in operating assets and liabilities.  As we transitioned to a more diverse sales base in 2011, we needed to build more working capital to support our expanding international sales, which tend to have longer production and collection cycles. In addition, we needed to build inventory to support new product variations for the Commercial/LE market.  These large uses of cash were partially offset by related increases in accounts payable and accrued expenses and customer deposits and deferred revenue.

Cash Flows Used in Investing Activities

Net cash used in investing activities for both periods presented were principally for capital expenditures.  These capital expenditures reflect our ongoing initiative to expand our manufacturing capabilities, upgrade our machinery and equipment and improve our overall manufacturing efficiency. Currently, we expect our full-year capital expenditures for 2012 to be approximately $4.0 to $6.0 million.

Capital expenditures for the six months ended July 1, 2012 were $1.2 million compared to $2.2 million for the six months ended July 3, 2011. In both years, capital expenditures were primarily for new product production and plant modernization. In addition to our capital expenditures, we used $0.7 million of cash to fund an increase in restricted cash to secure standby letters of credit during the first six months of 2011.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $4.0 million for the first six months of 2012 compared to $13.5 million for the first six months of 2011.  In the first six months of 2012, we paid a $3.3 million distribution to our members compared to a $12.9 million distribution to our members in the first six months of 2011. Payments on capital lease obligations were $0.7 million 2012 and $0.6 million in 2011.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 4.4% from $176.7 million at December 31, 2011 to $184.5 million at July 1, 2012, primarily due to a $25.3 million increase in Commercial/LE orders.  This increase was partially offset by a $15.0 million decrease in backlog for a large international contract as a result of shipments that we have made in 2012. We expect approximately 73.1% of our backlog of orders as of July 1, 2012 to be shipped over the next twelve months.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amended ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our operating results or financial position.

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

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The

Company reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

Contractual Obligations

As of July 1, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency losses of $0.1 million for the six months ended July 1, 2012 and foreign currency gains of $0.3 million for the six months ended July 3, 2011.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at July 1, 2012.

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

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 1, 2012. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, the Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During the first quarter of 2012, we accrued $0.7 million related to a potential settlement of a dispute.  Subsequently, we settled the matter for $0.6 million.

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

Notes to Exhibits List:

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 1, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended July 1, 2012 and July 3, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended July 1, 2012 and July 3, 2011 , (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 1st day of August, 2012.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer