Form 10-Q
period 2012-09-30
Colt Defense LLC; Colt Finance Corp.
filed 2012-10-31
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of October 30, 2012 was none.

COLT DEFENSE LLC

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,973	$38,236
Restricted cash	777	1,241
Accounts receivable, net	20,289	30,575
Inventories	43,339	36,215
Other current assets	3,384	2,481
Total current assets	107,762	108,748

Property and equipment, net	21,389	22,589
Goodwill	15,070	14,713
Intangible assets with finite lives, net	6,266	6,635
Deferred financing costs	8,069	9,312
Long-term restricted cash	810	810
Other assets	1,703	2,149
Total assets	$161,069	$164,956

LIABILITIES AND DEFICIT
Current liabilities:
Capital lease obligations — current portion	$250	$1,148
Accounts payable	12,993	11,114
Accrued compensation and benefits	5,084	4,984
Accrued commissions	1,372	2,872
Accrued expenses	7,283	5,410
Pension and retirement obligations - current portion	890	890
Accrued interest	8,685	2,923
Customer advances and deferred income	9,224	8,804
Accrued distributions to members	—	3,343
Total current liabilities	45,781	41,488

Long-term debt, less current portion	247,471	247,186
Pension and retirement liabilities	16,735	17,953
Other long-term liabilities	2,126	1,501
Total long-term liabilities	266,332	266,640
Total liabilities	312,113	308,128
Commitments and Contingencies (Note 10)
Deficit:
Accumulated deficit	(141,679)	(130,769)
Accumulated other comprehensive loss	(9,365)	(12,403)
Total deficit	(151,044)	(143,172)
Total liabilities and deficit	$161,069	$164,956

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Net sales	$56,555	$58,877	$146,244	$143,924
Cost of sales	39,998	40,015	112,974	100,975
Gross profit	16,557	18,862	33,270	42,949
Selling and commissions	3,160	2,530	9,694	8,219
Research and development	1,173	1,448	3,582	3,617
General and administrative	3,255	3,795	11,022	9,958
Amortization of purchased intangibles	126	136	376	410
Operating income	8,843	10,953	8,596	20,745

Interest expense	6,041	5,958	18,500	18,015
Debt prepayment expense	—	295	—	295
Other (income) expense, net	(431)	268	(775)	(147)
Non-operating expense	5,610	6,521	17,725	18,163

Income (loss) before provision for foreign income taxes	3,233	4,432	(9,129)	2,582
Provision for foreign income taxes	224	1,027	1,137	2,823
Net income (loss)	$3,009	$3,405	$(10,266)	$(241)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income (loss)	$3,009	$3,405	$(10,266)	$(241)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	898	(1,949)	821	(943)
Change in pension and postretirement benefit plans, net	136	97	2,217	290
Comprehensive income (loss)	$4,043	$1,553	$(7,228)	$(894)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Operating Activities
Net loss	$(10,266)	$(241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,343	4,125
Amortization of financing fees	1,240	1,084
Deferred foreign income taxes	61	(152)
Amortization of debt discount	285	260
Debt prepayment expense	—	295
Pension curtailment expense	1,527	—
Amortization of deferred income	(48)	(125)
Loss/(gain) on sale/disposals of fixed assets	4	(12)
Common unit compensation expense	15	—
Changes in operating assets and liabilities:
Accounts receivable	10,531	(6,443)
Inventories	(6,837)	(12,044)
Prepaid expenses and other current assets	(959)	1,239
Accounts payable and accrued expenses	7,214	9,386
Accrued pension and retirement liabilities	(528)	(552)
Customer advances and deferred income	802	(308)
Other	371	82
Net cash provided by (used in) operating activities from continuing operations	7,755	(3,406)
Net cash used in operating activities from discontinued operations	—	(33)
Net cash provided by (used in) operating activities	7,755	(3,439)
Investing Activities
Purchases of property and equipment	(2,463)	(3,424)
Proceeds from sale/disposal of property	66	12
Change in restricted cash	464	(1,380)
Net cash used in investing activities	(1,933)	(4,792)
Financing Activities
Capital lease obligation payments	(898)	(913)
Debt issuance costs	—	(1,101)
Distributions paid to members	(3,343)	(12,889)
Net cash used in financing activities	(4,241)	(14,903)
Effect of exchange rates on cash	156	108
Change in cash and cash equivalents	1,737	(23,026)
Cash and cash equivalents, beginning of period	38,236	61,444
Cash and cash equivalents, end of period	$39,973	$38,418

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,183	$11,109
Cash paid for foreign income taxes	3,019	1,982
Non-cash consideration for sale of equipment	75	—
Accrued purchases of fixed assets	100	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 - Basis of Presentation

Basis of Accounting

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2012 and October 2, 2011 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The consolidated balance sheet dated December 31, 2011 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2012.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification of Prior Period Amounts

We have reclassified certain prior period amounts to conform to our current year’s presentation.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amended ASU 2011-05. This amendment deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our operating results or financial position.

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

Note 2 - Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $0 and $1 at September 30, 2012 and December 31, 2011, respectively.

Note 3 - Inventories

Inventories consist of:

	September 30, 2012	December 31, 2011
Materials	$29,406	$22,422
Work in process	7,299	8,211
Finished products	6,634	5,582
	$43,339	$36,215

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

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Company was in compliance with all covenants and restrictions and there were no borrowings outstanding under the Credit Agreement as of September 30, 2012.  Letters of credit outstanding under the Credit Agreement as of September 30, 2012 were $1,683.

Senior Notes

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp, our 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (the “Senior Notes”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

The outstanding loan balances at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,529)	(2,814)
	247,471	247,186
Less: current portion	—	—
	$247,471	$247,186

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Effective interest rate	9.0%	9.0%	9.0%	9.0%
Amortization of discount	$96	$88	$285	$260
Amortization of deferred financing costs	414	657	1,240	1,084

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

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Current	$231	$1,017	$1,076	$2,975
Deferred	(7)	10	61	(152)
Total	$224	$1,027	$1,137	$2,823

Note 6 — Colt Defense LLC Accumulated Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of September 30, 2012 and December 31, 2011 were 132,174.  No preferred units have been issued.

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

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three and nine months ended September 30, 2012, we recorded $3 and $15, respectively of common unit compensation expense in general and administrative expense in our Consolidated Statements of Operations. We did not have any common unit compensation expense in 2011.

Note 8 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

On March 31, 2012, we agreed to a new two-year collective bargaining agreement with Local 376 of the United Auto Workers (“Union”). Under the terms of the new contract, the accrual of benefits for employees participating in our bargaining unit pension plan will freeze effective December 31, 2012. New bargaining unit employees hired after April 1, 2012 are not eligible to participate in the bargaining unit defined benefit plan. Instead, they are eligible for the employer match in our defined contribution 401k retirement plan. Once the pension plan is frozen on December 31, 2012, all of our other bargaining unit employees will also be eligible for the employer match in the 401k plan. As a result, we expect our 401k match expense to increase, but we will not be expensing any additional amortization of unrecognized prior service cost.

Pension benefits under the salaried defined benefit plans have been frozen since 2009. Accordingly, participants retain the pension benefits already accrued, however no additional benefits will accrue.

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$117	$72	$339	$216
Interest cost	288	272	846	817
Expected return on assets	(413)	(387)	(1,219)	(1,162)
Curtailment of bargaining unit plan	—	—	1,527	—
Amortization of unrecognized prior service	—	42	42	127
Amortization of unrecognized loss	175	124	571	372
Net periodic cost	$167	$123	$2,106	$370

We also provide certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in our consolidated financial statements during the employees’ active working careers.

The components of cost recognized in our Consolidated Statements of Operations for our postretirement health plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$64	$64	$190	$193
Interest cost	135	167	405	501
Amortization of unrecognized prior service	(58)	(71)	(173)	(214)
Amortization of unrecognized loss	18	2	55	5
Net periodic cost	$159	$162	$477	$485

Per our collective bargaining agreement, we cap our monthly contribution to the cost of providing retiree health care benefits at approximately $250 (not in thousands) per employee. For the year ended December 31, 2011, the cost per month was $186 (not in thousands) per employee.  For the nine months ended September 30, 2012, the cost per month was $181 (not in thousands) per employee.

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

We have a license agreement (the “License”) with New Colt Holding Corp (“NCHC”), a related party, for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 for the license is recorded in other assets and is being amortized over 20 years. This asset had an unamortized balance of $1,135 at September 30, 2012 and $1,210 at December 31, 2011.

In August 2012, we signed the Services Agreement — 2012 (“Services Agreement”), under which we will provide certain factory, administrative and data processing services to Colt’s Manufacturing for an annual fee of $1,766. The Services Agreement will remain in effect until October 27, 2013 and will be automatically extended for additional one-year periods unless either party gives at least three months prior written notice of termination. The Services Agreement, which was effective dated July 1, 2012, supersedes the Intercompany Services Agreement dated June 26, 2007 between Colt Defense and Colt’s Manufacturing, under which Colt Defense received a $430 annual fee. Service fee income is included in other (income) expense, net in the Consolidated Statements of Operations.

In May 2011, we signed a memorandum of understanding (“MOU”) with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles in the commercial market. Accounts receivable for product sales under the MOU were $9,320 and $2,161 at September 30, 2012 and December 31, 2011, respectively. Net sales to Colt’s Manufacturing were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales to Colt’s Manufacturing	$20,679	$4,262	$48,899	$6,975

We also lease our West Hartford facility from a related party and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC (“Security”), a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to us.

Note 10 - Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	September 30, 2012	December 31, 2011
Standby letters of credit secured by restricted cash	$1,273	$1,660
Standby letters of credit under Credit Agreement	1,683	—
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	702	804

At September 30, 2012 and December 31, 2011, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,606 and $2,102, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At September 30, 2012 and December 31, 2011, our remaining gross offset purchase commitments totaled $50,585 and $58,466, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,628 and $1,563 as of September 30, 2012 and December 31, 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, the Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During the second quarter of 2012, we settled a matter for $625.

We are currently under examination by a tax authority. Pursuant to our limited liability company agreement, in the event of an audit, we are obligated, on behalf of our members, for any settlement related expenses. During the second quarter of 2012, we recorded $650 of accrued expenses and $320 of interest expense relating to a potential audit settlement. This matter has not been resolved and actual settlement amounts could vary significantly from this accrual.

Note 11 —Segment Information

Our small arms weapons systems segment represents our core business, as all of our operations are conducted through this segment. Our small arms weapons systems segment consists of two operating segments, weapons systems and spares/other. These operating segments have similar economic characteristics and have been aggregated into the Company’s one reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally. In addition, we sell rifles and carbines to a related party, Colt’s Manufacturing, which resells them into the commercial market.

Adjusted EBITDA consists of income before interest, income taxes, depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment.  See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA of the small arms weapons systems segment.

The following table represents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Statement of Operations Data:
Adjusted EBITDA	$10,847	$12,543	$15,447	$25,530
Provision for foreign income taxes	(224)	(1,027)	(1,137)	(2,823)
Depreciation and amortization (i)	(1,454)	(1,380)	(4,343)	(4,125)
Interest expense, net	(6,041)	(5,958)	(18,500)	(18,015)
Sciens fees and expenses (ii)	(108)	(103)	(324)	(338)
Pension curtailment expense (iii)	—	—	(1,527)	—
Other (expense) income, net (iv)	(11)	(670)	118	(470)
Net income (loss)	$3,009	$3,405	$(10,266)	$(241)

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management LLC, an affiliate of Sciens Capital Management LLC.
(iii)	Noncash expense associated with the curtailment of our bargaining unit pension plan
(iv)

Includes income and/or expenses such as foreign currency exchange gains or losses, transaction costs incurred in connection with our contemplated merger and acquisition activities, and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
United States	$29,526	$28,224	$74,128	$65,215
Canada	3,661	6,445	21,947	16,677
Asia/Pacific	15,044	15,168	30,601	25,180
Europe	5,445	8,122	11,224	30,869
Latin America	1,677	625	4,957	3,487
Middle East	1,202	293	3,387	2,496
	$56,555	$58,877	$146,244	$143,924

Major Customer Information

For the three and nine months ended September 30, 2012, sales to a domestic related party, Colt’s Manufacturing, represented 37% and 33% of net sales, respectively. For the three and nine months ended September 30, 2012, sales to the U.S. Government accounted for 11% and 10% of net sales. During both the three and nine months ended October 2, 2011, sales to the U.S. Government accounted for 33% of net sales.

For the three months ended September 30, 2012, one foreign direct customer accounted for 27% of net sales. For the nine months ended September 30, 2012, two foreign direct customers accounted for 21% and 11% of net sales, respectively. For the three months ended October 2, 2011, a direct foreign customer accounted for 26% of net sales. For the nine months ended October 2, 2011, two direct foreign customers each accounted for 11% of net sales.

Note 12 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At September 30, 2012, the largest individual trade receivable balances, the largest of which was with a related party, accounted for 46% and 22% of total accounts receivables. At December 31, 2011, the three largest individual trade receivable balances accounted for 53%, 15% and 10% of total accounts receivables.

Labor

The Union represents approximately 68% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

Note 13 — Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,471 and $247,186 at September 30, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $171,250 and $172,500 at September 30, 2012 and December 31, 2011, respectively, was based on quoted market prices, which are Level 1 inputs.

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

As of September 30, 2012 and December 31, 2011, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or nine months ended September 30, 2012.

Note 14 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$(201)	$(8,898)	$2,659	$(6,440)
Change in pension and postretirement health liabilities	(87)	377	—	290
Currency translation	—	—	(943)	(943)
Balance, October 2, 2011	(288)	(8,521)	1,716	(7,093)

Balance, December 31, 2011	(261)	(14,357)	2,215	(12,403)
Change in pension and postretirement health liabilities	446	1,771	—	2,217
Currency translation	—	—	821	821

Balance, September 30, 2012	$185	$(12,586)	$3,036	$(9,365)

Note 15 — Subsequent Event

On October 25, 2012, Colt Defense signed an amendment to its lease for its corporate headquarters and primary manufacturing facility in West Hartford, CT. The lease amendment, which is with a related party, extends our expiring lease to October 25, 2015 on materially the same terms as the expiring lease.

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

Overview of Our Business

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel.  We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions, including the jungles of Vietnam, the deserts of the Middle East, the urban centers of Iraq and the mountains of Afghanistan. We also modify our rifles and carbines for civilian use and sell them to a related party, Colt’s Manufacturing, which resells them into the commercial market.

Our development and sales of M4 carbines and the 50 years of sales of M16 rifles, have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  We are also the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle, and a supplier of other small arms weapons systems to U.S., Canadian and international law enforcement agencies.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features into our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines of exceptional reliability, performance and accuracy.  Based upon the expiration in 2010 of our M4 IDIQ contract and the general decline in U.S. Government rifle procurement patterns, we have placed renewed emphasis on the International and Commercial/LE markets. Our growth in these markets has resulted in greater financial volatility, in terms of both the timing and amount of sales and gross margin, which is difficult to predict.  While sales to both markets have varied significantly from quarter to quarter in 2012, we have experienced strong growth in both of these markets in the first nine months of 2012 compared to the first nine months of 2011.

Our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada manufacture and sell military and law enforcement rifles, carbines, machine guns and related products and services world-wide as well as commercial model products in the United States. On March 31, 2012, we agreed to a new, two-year collective bargaining agreement with the Union that represents approximately 300 employees at our West Hartford facility.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012%		October 2, 2011%		September 30, 2012%		October 2, 2011%
Statement of Operations Data:
Net sales	$56,555	100.0%	$58,877	100.0%	$146,244	100.0%	$143,924	100.0%
Cost of sales	39,998	70.7	40,015	68.0	112,974	77.3	100,975	70.2
Gross profit	16,557	29.3	18,862	32.0	33,270	22.7	42,949	29.8

Selling and commissions	3,160	5.6	2,530	4.3	9,694	6.6	8,219	5.7
Research and development	1,173	2.1	1,448	2.5	3,582	2.4	3,617	2.5
General and administrative	3,255	5.8	3,795	6.4	11,022	7.5	9,958	6.9
Amortization of purchased intangibles	126	0.2	136	0.2	376	0.3	410	0.3
Operating income	8,843	15.6	10,953	18.6	8,596	5.9	20,745	14.4

Interest expense	6,041	10.7	5,958	10.1	18,500	12.7	18,015	12.5
Debt prepayment expense	—	0.0	295	0.5	—	0.0	295	0.2
Other income, net	(431)	(0.8)	268	0.5	(775)	(0.5)	(147)	(0.1)
Nonoperating expenses	5,610	9.9	6,521	11.1	17,725	12.1	18,163	12.6

Income (loss) before provision for foreign income taxes	3,233	5.7	4,432	7.5	(9,129)	(6.2)	2,582	1.8
Provision for foreign income taxes	224	0.4	1,027	1.7	1,137	0.8	2,823	2.0
Net income (loss)	$3,009	5.3%	$3,405	5.8%	$(10,266)	(7.0)%	$(241)	(0.2)%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended October 2, 2011

Net Sales

The following table shows net sales for the three and nine months ended September 30, 2012 and October 2, 2011, respectively, by product category (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Weapons systems	$45,828	$43,851	4.5%	$108,122	$96,850	11.6%
Spares / other	10,727	15,026	(28.6)%	38,122	47,074	(19.0)%
Total	$56,555	$58,877	(3.9)%	$146,244	$143,924	1.6%

Net sales for the three months ended September 30, 2012 were $56.6 million, a decrease of $2.3 million, or 3.9%, from $58.9 million in the comparable prior year period.  Net sales for the nine months ended September 30, 2012 were $146.2 million, an increase of $2.3 million, or 1.6%, from $143.9 million in the comparable prior year period.

Weapons systems sales increased by $2.0 million to $45.8 million in the third quarter of 2012 and by $11.3 million to $108.1 million in the first nine months of 2012 compared to the same periods in 2011. This was mainly due to strong Commercial/LE sales volume growth of 182% in the third quarter of 2012 and 254% in the first nine months of 2012 versus the comparable prior year periods.  This increase was partially offset by U.S. Government sales, which declined 65% in the third quarter and 68% in the first nine months of 2012 and International sales, which declined 11% in the third quarter and 12% in the first nine months of 2012. Initial shipments of the M240B, which began in the first quarter of 2012, were $11.9 million in the first nine months of 2012.

Spares/other sales decreased 28.6% to $10.7 million in the third quarter of 2012 and 19.0% to $38.1 million in the first nine months of 2012 compared to the same periods in 2011. Sales of M249 spare barrels to the U.S. Government declined $1.9 million in the third quarter of 2012 and $5.8 million in the first nine months of 2012, because shipments under a long-term spares contract were completed in 2011. In addition, a large, multi-year international mid-life upgrade program, which contributed $1.9 million of sales in the third quarter of 2011 and $6.8 million in the first nine months of 2011, was completed in 2011. The relative sales shortfall from this program was partially offset in 2012 by higher sales on a mid-life upgrade program for another country.

Cost of Sales/Gross Profit

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$56,555	$58,877	$146,244	$143,924
Cost of sales	39,998	40,015	112,974	100,975
Gross profit	$16,557	$18,862	$33,270	$42,949
Gross profit as a percentage of sales	29.3%	32.0%	22.7%	29.8%

Our cost of sales consists of direct labor and benefits, materials and subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities cost, and maintenance and repairs. Gross margin for the three months ended September 30, 2012 decreased to 29.3% from 32.0% for the three months ended October 2, 2011.  For the first nine months of 2012, gross margin decreased to 22.7% from 29.8% for the first nine months of 2011. For both the three and nine months ended September 30, 2012, the decline in gross margin was mainly due to a mix shift that resulted from the strong growth in Commercial/LE sales with lower gross margins as well as the unfavorable margin effect of new model and product offerings, which tend to carry lower margins in their early stages of introduction.  Additionally, for the first nine months of 2012, cost of sales included $1.5 million of expense related to the curtailment of our bargaining unit pension plan.  This non-recurring expense decreased our gross margin for the nine months by 1.0%. This unfavorable impact was partially offset in the third quarter of 2012 by the favorable margin impact of a significant increase in production levels.

Selling and Commissions Expense

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Selling and commissions	$3,160	$2,530	$9,694	$8,219
Selling and commissions as a percentage of sales	5.6%	4.3%	6.6%	5.7%

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on most foreign direct sales and to domestic sales representatives on most Commercial/LE sales, which generally are a percentage of the selling price.  For the three months ended September 30, 2012, selling and commission expenses increased $0.6 million compared to the same period in 2011, primarily due to increased commission expense as a result of higher Commercial/LE sales levels.

For the first nine months of 2012, selling and commission expenses increased by $1.5 million compared to the same period in 2011. Selling expenses increased by $1.9 million in the nine months ending September 30, 2012, primarily due to higher consulting, compensation and travel expenses to support sales efforts in the international and Commercial/LE markets.  Commission expense decreased by $0.4 million in the first nine months of 2012 compared to the same 2011 period. The decrease was mainly due to lower commissionable direct foreign sales in 2012.

Research and Development

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Research and development	$1,173	$1,448	$3,582	$3,617
Research and development as a percentage of sales	2.1%	2.5%	2.4%	2.5%

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. For the three months ended September 30, 2012, research and development expenses decreased $0.3 million compared to the three months ended October 2, 2011. For the first nine months of 2012, research and development expenses were unchanged at $3.6 million. The small variance for the third quarter was mainly due to the timing of spending on various research and development projects. Research and development spending patterns tend to fluctuate from period to period, particularly when we use outside vendors who only earn their fees when they achieve certain milestones.

General and Administrative Expense

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
General and administrative expense	$3,255	$3,795	$11,022	$9,958
G&A expense as a percentage of sales	5.8%	6.4%	7.5%	6.9%

General and administrative expense consists of compensation and benefits expense, fees for professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. General and administrative expense decreased by $0.5 million in the third quarter of 2012 due to lower compensation expense, primarily related to a one-time severance expense in the third quarter of 2011.

General and administrative expense increased by $1.1 million for the nine months ended September 30, 2012 versus the comparable period in 2011.  In the first nine months of 2012, we expensed approximately $0.6 million to settle a legal dispute. In addition, professional services expense increased by $0.3 million in 2012 as higher legal expenses for matters such as our protest of the U.S. Army’s M4 contract award to another vendor, the negotiation of a new labor union contract and legal expenses related to a dispute more than offset lower consulting expense. Bad debt expense was also unfavorable by $0.2 million in the first nine months of 2012 due the reversal of $0.2 million of bad debt expense in the first nine months of 2011.

Interest Expense

Our interest expense for both the three months ended September 30, 2012 and October 2, 2011 was $6.0 million. For the first nine months of 2012 and 2011, interest expense was $18.5 million and $18.0 million, respectively. Interest expense was higher in the first nine months of 2012 primarily due to interest expense related to a potential tax audit settlement.

Other (Income) Expense, net

For the three months ended September 30, 2012, we had other income of $0.4 million compared to other expense of $0.3 million for the three months ended October 2, 2011. For the nine months ended September 30, 2012 we had other income of $0.8 million compared to other income of $0.1 million for the same period of 2011. For both periods, service income from a related party was $0.3 million higher due to the new Services Agreement with Colt’s Manufacturing that was effective July 1, 2012. In addition, for the three months ended September 30, 2012, foreign exchange gains of $0.1 million were favorable to $0.3 million of foreign exchange losses for the three months ended October 2, 2011. For the nine months ended September 30, 2012, expenses related to potential mergers and acquisitions were $0.3 million lower than for the same period of 2011.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax purposes and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) was reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the third quarter of 2012, we had foreign income tax expense of $0.2 million compared to $1.0 million for the third quarter of 2011. For the nine months ended September 30, 2012, our foreign income tax expense was $1.1 million compared to $2.8 million for the nine months ended October 2, 2011. The lower tax expense in 2012 was mainly due to lower Canadian pre-tax income.

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

The Credit Agreement contains customary events of default. In addition, if excess availability falls below $9.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. We were in compliance with all covenants and restrictions and there were no borrowings outstanding under the Credit Agreement as of September 30, 2012. As of September 30, 2012, we had $1.7 million of letters of credit outstanding under the Credit Agreement.

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp, our 100%-owned finance subsidiary, jointly and severally co-issued $250.0 million of unsecured senior notes. The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3.5 million from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

At September 30, 2012, we had cash and cash equivalents totaling $40.0 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2012 and October 2, 2011, respectively ($ in thousands):

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash provided by (used in) operating activities	$7,755	$(3,439)
Cash (used in) investing activities	(1,933)	(4,792)
Cash (used in) financing activities	(4,241)	(14,903)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $7.8 million, compared to net cash used in operating activities of $3.4 million for the nine months ended October 2, 2011.  While our net loss was larger in the first nine months of 2012, it was more than offset by changes in our operating assets and liabilities, which provided $10.6 million of cash in 2012, but used $8.6 million of cash in 2011.

During the first nine months of 2012, changes in operating assets and liabilities provided $10.6 million of cash. Accounts receivable provided $10.5 million as we collected on large international receivables that were outstanding at the end of 2011. Accounts payable and accrued expenses also increased $7.2 million, mainly due to a $5.8 million increase in accrued interest payable related to the timing of the semi-annual interest payments on our Senior Notes. The balance of the increase in accounts payable and accrued expense was largely attributable to our increased production levels. These sources of cash were partially offset by a $6.8 million increase in inventory, which was also related to our higher production levels in 2012.

During the first nine months of 2011, we used $8.6 million of cash to fund changes in operating assets and liabilities.  As we transitioned to a more diverse sales base in 2011, we needed to build more working capital to support our expanding international sales, which tend to have longer production and collection cycles. In addition, we needed to build inventory to support new product variations for the Commercial/LE market.  These large uses of cash were partially offset by related increases in accounts payable and accrued expenses.

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

Capital expenditures for the nine months ended September 30, 2012 were $2.5 million compared to $3.4 million for the nine months ended October 2, 2011. In both years, capital expenditures were primarily for new product production and plant modernization. In the first nine months of 2012, a decrease in restricted cash to secure letters of credit provided $0.5 million of cash, whereas in the first nine months of 2011, we used $1.4 million of cash to fund an increase in restricted cash.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $4.2 million for the first nine months of 2012 compared to $14.9 million for the first nine months of 2011.  In the first nine months of 2012, we paid a $3.3 million distribution to our members compared to a $12.9 million distribution to our members in the first nine months of 2011. Payments on capital lease obligations were $0.9 million in both the first nine months of 2012 and 2011. In the first nine months of 2011, we also used $1.1 million of cash to fund debt issuance costs for the Credit Agreement.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased slightly from $176.7 million at December 31, 2011 to $176.8 million at September 30, 2012, of which $29.3 million was with a related party, Colt’s Manufacturing. We expect approximately 77.4% of our backlog as of September 30, 2012 to be shipped over the next twelve months.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amended ASU 2011-05. This amendment deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our operating results or financial position.

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

Contractual Obligations

As of September 30, 2012, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency losses of $20 thousand for the nine months ended September 30, 2012 and foreign currency losses of $21 thousand for the nine months ended October 2, 2011.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at September 30, 2012.

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

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3	Certification of Cynthia J. McNickle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

10.1	Amendment of Lease, dated October 25, 2012 by and between NPA Hartford LLC and Colt Defense LLC.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Notes to Exhibits List:

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and October 2, 2011, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and October 2, 2011 , (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 31st day of October, 2012.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer