Form 10-K
period 2012-12-31
Colt Defense LLC; Colt Finance Corp.
filed 2013-03-26
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

The number of shares outstanding of the Registrant’s common stock as of March 25, 2013: None.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us,” “Colt Defense” and the “Company” refer to Colt Defense LLC, Colt Finance Corp. and all of their subsidiaries that are consolidated under GAAP.

PART I

Item 1.                   Business

Company overview

Colt Defense LLC was formed in 2002 as a Delaware limited liability company as a result of the re-organization of Colt’s Manufacturing Company, Inc. (“Colt’s Manufacturing”). The defense and law enforcement rifle business, under Colt Defense, was separated from the commercial handgun business. Through their respective affiliates, Sciens Management LLC, referred to herein as “Sciens Management”, and funds managed by an affiliate of The Blackstone Group, L.P., referred to herein as the “Blackstone Funds”, beneficially own a substantial portion of Colt Defense’s limited liability company interests.

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe and varied battle conditions. We also modify our rifles and carbines for civilian use and sell them to Colt’s Manufacturing, which sells them into the commercial market.

We have historically been the U.S. military’s sole supplier of the M4 carbine, the U.S. Army’s standard issue rifle, the Canadian military’s exclusive supplier of the C8 carbine and C7 rifle and a supplier of other small arms weapons systems to U.S., Canadian and international  law enforcement agencies.  Furthermore, our development and sales of M4 carbines and over 50 years of sales of M16 rifles have resulted in a global installed base of more than 7 million M16/M4 small arms weapons systems.  Our expertise in designing and manufacturing small arms weapons systems enables us to integrate new technologies and features to upgrade our large installed base, develop international co-production opportunities and capitalize on our experience building to stringent military standards to make commercial rifles and carbines with exceptional reliability, performance and accuracy.

We trace our history to Colonel Samuel Colt, who launched a company that is part of American folklore.  A post-Civil War slogan stated, “Abe Lincoln may have freed all men, but Sam Colt made them equal.”  Samuel Colt’s success story began with the issuance of a U.S. patent in 1836 for a revolving cylinder handgun firing five or six rounds.  Colt’s revolver provided its user with greatly increased firepower, since prior to his invention, only one- and two-barrel flintlock pistols were available.  In addition, Colt pioneered the mass production of firearms, which made large numbers of high quality, affordable firearms available for the first time.  As a direct result of his invention and the marketing and sales success that followed, Samuel Colt and his small arms played a prominent role in the history of a developing America.  We have been a leading supplier of small arms weapons systems to the U.S. military since the Mexican-American War in 1847 and have supplied our products to international customers for nearly as long.

Industry overview

We compete in the global market for small arms weapons systems designed for military, law enforcement and civilian (commercial) use.  Our end customers include U.S. and foreign military forces, law enforcement and security agencies and through an arrangement with Colt’s Manufacturing, domestic sporting and hunting enthusiasts. Government funding for our military products is primarily linked to the spending trends of U.S., Canadian and other foreign militaries and national and border security agencies.  Efforts to reduce the U.S. federal budget deficit and the wind-down of military operations in Iraq and Afghanistan will likely result in flat to declining U.S. defense budgets for the foreseeable future. Austerity measures will also pressure the European defense market spending. At this point, it is unclear how extensive defense budget cuts will be or specifically how small arms weapons programs will be impacted by the cuts. International markets outside of Europe appear to be less impacted by budget constraints.

As a result of our continued emphasis on the law enforcement and commercial (“LE/Commercial”) markets, we have seen strong year-over-year sales growth into these markets. Law enforcement agencies at all levels of government (federal, state and municipal) are experiencing budgetary pressures, but Colt’s Manufacturing has seen continued strong demand in the commercial rifle market.

Business Segment

Our small arms weapons systems segment represents our core business, as substantially all of our operations are conducted through this segment. The small arms weapons systems segment consists of two operating segments,   which have similar economic characteristics and have been aggregated into the Company’s only reportable segment.  The small arms weapons systems segment of our business designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally and, indirectly, for the domestic commercial market.  For a discussion of our financial performance, see “Results of Operations” in Item 7 of this Form 10-K.

Products

Our name, products and services connote quality, reliability, performance and integrity in the U.S., Canada and around the world.  We believe these strengths facilitate sales of our products and allow us to expand our sales of small arms weapons systems and related products and services.

Our product line includes:

•                       Military, law enforcement and commercial  rifles and carbines;

•                       machine guns, grenade launchers and other products for military and law enforcement customers; and

•                       a range of weapons-related products, parts, accessories and services.

Below is a brief description of some of our significant products.

Small Arms Weapons Systems

Proprietary Legacy Military Weapons Systems

M4 5.56mm carbine.  The M4 carbine, the standard weapon of issue for the U.S. Army, was first approved for use by the U.S. military in 1993. Due to its size and performance, it is not only well suited for special operations and elite battle units of the U.S. military and similar units of other militaries, but also for general purpose forces as well.  The M4 is a fully/semi-automatic, air-cooled, magazine-fed, gas-operated carbine.  The M4 carbine is designed for simplicity of operation, maximum interchangeability of parts and ease of maintenance.  This combination of favorable characteristics has contributed to a durable, high performance system with low life cycle maintenance costs.  The M4 carbine features a four-position sliding butt stock allowing it to adapt to soldiers of different sizes and physical characteristics as well as various firing positions.  The M4 carbine is the first military weapon to fully utilize the flat top upper receiver, which provides the user flexibility in accessorizing the weapon.

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

Variations of the M4 carbine and M16 rifle offered include, among others: the M4 Commando, C8 carbine, C8SFW, C7 rifle, Infantry Automatic Rifle, Sub-Compact Weapon and the 9mm Submachine Gun.

Proprietary New Weapons Systems

CM901 Multi-caliber, Modular Weapon System.  The CM901™ modular weapon system is a newly designed modular carbine that can change calibers in the field, from 5.56mm up to and including 7.62 x 51mm NATO.  The CM901™ is a fully/semi-automatic, air-cooled, magazine-fed, gas-operated carbine.  By simply disengaging the take-down and pivot pins on the universal lower receiver, the user can quickly change from a 5.56mm Close Quarter Battle short barrel configuration to a full length 7.62 x 51mm Extended Range Carbine configuration.  The CM901™ has a free-floating barrel system to improve operator accuracy and hit probability.  With an adaptor, the CM901™ is designed to accept all legacy M4/M16 Colt upper receiver assemblies making it both compatible with our customers’ current M4/M16 inventory and familiar in functionality to the soldier.

Advanced Piston Carbine (APC).  The new Colt P0923 Advanced Piston Carbine is a modular, 5.56mm, piston-operated, lightweight, one-piece upper receiver, magazine-fed carbine capable of firing in automatic and semi-automatic modes.  The Colt P0923 incorporates a unique articulating link piston operating system that reduces the inherent stress in the piston stroke by allowing for deflection and thermal expansion.  The P0923 is specifically designed for ease of cleaning, disassembly, and assembly of the carbine.

Military Handgun

M45A1 Close Quarters Battle Pistol. The M45A1 (Close Quarters Battle Pistol — CQBP) is a variation of the ubiquitous Colt 1911 pistol which first entered military service over one-hundred years ago in 1911.  This marks the first time since the end of World War II that a Colt 1911 has been delivered to the U.S. Government as a service pistol.  The M45A1 is a semiautomatic, magazine-fed, .45 ACP handgun with an enclosed slide which also includes features compliant with the U.S. Marine Corps specifications for their new service pistol including self-illuminating (tritium) night sights and an integral MIL-STD-1913 “Picatinny” rail. This product is manufactured for us by Colt’s Manufacturing.

Commercial and Law Enforcement Weapons Systems

LE/Commercial Model Rifles and Carbines. Our LE/Commercial rifles and carbines include numerous variants of our military rifles and carbines.  Weapons systems sold to law enforcement customers tend to closely resemble our military products and can be made and sold in automatic and semiautomatic fire configurations.  Rifles and carbines that we manufacture for Colt’s Manufacturing (which sells them to the commercial market) are available in semiautomatic fire mode only.

Military Weapon Systems Under License

M240 and M249Machine Guns.  The M240 is a belt-fed, gas-operated medium machine gun that utilizes the 7.62 x 51mm NATO cartridge. The M249 is a belt-fed, gas-operated light machine gun that utilizes the 5.56 x 45 mm NATO cartridge.  We manufacture the M240 and the M249 under licenses for sale exclusively to the U.S. Government.

Spares/Other

Spares and Accessories.  We produce and provide spare parts and replacement kits for our small arms weapon systems.  With certain customers, we also provide the overhaul services associated with the spare parts and replacement kits.  We also provide engineering services to the Canadian Government. Due to the flexibility of our small arms weapons systems, we offer our customers procurement services whereby we will accessorize the small arms we sell to meet the customer’s specifications.  The M4 carbines, M16 rifles and other variants are the platform for the U.S. military’s current generation modular weapon system, which incorporates a rail adapter system into the weapons.  These rail systems provide multiple mounting surfaces for various accessory devices, including flashlights, optical sights, thermal sights, backup iron sights, laser sighting and targeting devices.  Accordingly, there is a large base of components using the rail adapter system and a significant investment by the U.S. military and foreign countries in these components. On a limited basis, we also produce subcomponents for other prime government defense contractors.

EAGLE 40mm Grenade Launcher.  The EAGLE grenade launcher is a lightweight, single-shot, 40mm weapon designed specifically to work with the new generation of weapons equipped with one piece upper receivers, including the Model CM901 modular weapon system.  The EAGLE is a side opening launcher that will accommodate the whole range of 40mm high explosive and special purpose ammunition (including non-lethal ammunition).  The launcher can be configured for left- or right-handed shooters.  It has a maximum effective range of 400 meters with low recoil.  The EAGLE is also available as a stand-alone unit.

Law Enforcement Sales and Training.

We provide armorer’s and tactical training courses for the law enforcement community.  Armorer’s courses cover design, theory, compatibility, disassembly, assembly, maintenance and troubleshooting.  Tactical training courses address the use of tactical rifles and handguns in various law enforcement scenarios.

Research and development

We conduct research and development activities to continually enhance our existing products, develop new products to meet our customers’ needs and requirements and address new market opportunities.  Our ability to compete for new government contracts and commercial sales depends, to a large extent, on the success of our product development programs at creating innovations and improvements.  In 2012, research and development expenditures were $4.7 million, compared to $5.6 million in 2011 and $4.5 million 2010. For a discussion of risks associated with product development, see “Risk Factors” in Item 1A of this Form 10-K.

Co-production programs

We have entered into co-production transactions with partners in foreign countries, including Canada and Malaysia, and we continue to be willing to enter into new relationships.  All manufacturing license agreements that we enter into with non-U.S. counterparties have finite terms and require approval by the U.S. State Department.

Customer and customer concentration

We sell our products and services to a customer base that includes:

•                       U.S. Government, including the Foreign Military Sales Program (“FMS”) sales by the U.S. Government;

•                       Canadian Government;

•                       direct sales to other foreign governments;

•                       domestic law enforcement agencies and select distributors servicing law enforcement agencies; and

•                       Colt’s Manufacturing, which sells our products into the domestic commercial market through a network of distributors.

A significant portion of our net sales is derived from a limited number of customers. In 2012, we had four customers that each accounted for more than 10% of our net sales. In total, sales to these four customers accounted for almost 77% of our net sales.   In 2011, we had two customers that each accounted for more than 10% of our net sales and together accounted for 42% of our net sales. In 2010, one customer accounted for 55% of our net sales and there were no other customers that exceeded 10% of net sales. For additional information on customer concentration and the related risks, see “Risk Factors” in Item 1A and “Note 13 Segment Information” in Item 8 of this Form 10-K.

Government contracts

Our U.S. Government business is performed under fixed-price contracts pursuant to which the U.S. Government ordinarily commits to purchase a minimum quantity over a multi-year period but has the option to purchase a greater quantity at a pre-committed price.  Substantially all of our contracts have been awarded to us after competitive solicitations. There is intense competition for the U.S. Government contracts for which we compete.

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

Since 1976, our Canadian subsidiary and its predecessor have served as the Government of Canada’s Strategic Source for Small Arms. This relationship requires our Canadian subsidiary to work closely and cooperate with the Department of National Defense and Canadian Forces regarding its strategic source of supply for the design, development, manufacture, testing and overhaul of small arms, including but not limited to the C7 and C8 family of weapons, and maintain the Small Arms Center for Excellence, the Canadian Government’s center to test, improve and develop small arms.

For a discussion of the risks associated with U.S. and Canadian government contracts, see “Risk Factors” in Item 1A of this Form 10-K.

Marketing and distribution

Our marketing strategy focuses on the following three specific sales channels: the U.S. and Canadian Governments; the International market; and the U.S. LE/Commercial market.

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

International sales are ordinarily to a military or law enforcement unit of a foreign government.  We interact with the international market through a global network of independent, commission-based sales representatives, as well as a direct sales force.  Sales representatives work in coordination with our direct sales force in promoting our products, indentifying opportunities, submitting quotes and bids, finalizing sales contracts and associated paperwork and providing delivery and after-sale support.  Our products also enter the international market via the U.S. Government FMS program.  FMS sales, which we characterize as sales to the U.S. Government for financial reporting purposes, are sales to the U.S. Government for the benefit of a foreign end-user, to which the product is shipped. For additional information on sales and long-lived assets by geographic area, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

U.S. LE/Commercial sales consist of sales to distributors, including Colt’s Manufacturing, and sales to law enforcement agencies.  We interact with commercial and law enforcement customers through both a direct sales force and a domestic network of independent, commission-based sales representatives.

Sources and availability of raw materials

The raw materials in our products consist primarily of metals, principally steel and aluminum, and polymers.  We purchase bar steel and aluminum forgings for machining operations that we conduct at our facilities but most of our purchased inventory consists of parts that are already fully or partially machined or processed.  The critical machined and processed purchased parts are manufactured pursuant to proprietary specifications.  In some cases, we are dependent on sole-source suppliers.  In order to mitigate the risk associated with sole-source suppliers, we usually enter into long-term or volume purchase arrangements.  We have also broadened our supplier base for certain parts in order to meet the increased demand associated with the commercial market.  We have not been materially adversely affected by price fluctuations relating to essential raw materials.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be manufactured and shipped. Our backlog decreased from $176.7 million at December 31, 2011 to $165.9 million at December 31, 2012 due in part to shipments on a large, long-term, international order. The decline in international backlog was partially offset by year over year increases in both our U.S. Government and LE/Commercial backlog. We expect approximately 81% of our backlog of orders as of December 31, 2012 to be shipped over the next twelve months.  Management uses our backlog to project sales and plan our business on an ongoing basis.  Our total backlog represents the estimated remaining sales value of work to be performed under firm, and when applicable, funded contracts.

Competition

The markets we serve are highly competitive. Our principal competitor for U.S. Government business has been FN Manufacturing LLC, the U.S. subsidiary of FN Herstal, S.A. We also face competition for U.S. Government business from smaller companies that compete for small business set-aside contracts.  Other domestic commercial “black rifle” manufacturers, including Remington Arms Company LLC, have participated in recent procurement competitions.  Although we anticipate that robust competition for U.S. military contracts will continue to exist, entrance barriers are high due to rigorous production and quality standards to which defense contractors are subject.  Accordingly, we believe that our ability to consistently ship large quantities of high-quality product on time and our long track record provide us with a competitive advantage over potential new entrants into this market.

In Canada, we are the exclusive supplier of the C7 rifle and C8 carbine to the Canadian Department of National Defense and are the center of excellence with respect to other small arms projects for the Canadian Government.

Outside Canada and the United States, our principal competitors for foreign military and law enforcement sales are foreign small arms manufacturers.  In countries that already have inventories of M16 rifles and M4 carbines in service as a result of prior purchases directly from us or through the U.S. Government’s FMS program, we believe our incumbency provides a competitive advantage.

Our primary competition in the U.S. for commercial and law enforcement model rifles and carbines are domestic rifle manufacturers that sell similar products primarily or exclusively into the commercial market.  There are many such competitors and the domestic commercial market for rifles and carbines is extremely competitive.

Intellectual property

We own or license common law and registered trademarks that are used to identify our products and services.  Certain of our trademarks are registered in the United States and in certain foreign jurisdictions.  We have an exclusive, worldwide, license right from New Colt Holding Corp. (“New Colt”) to use the widely recognized Colt® brand name for the sale of small arms, spare parts and other products and services for military use and to use the Colt brand name for the sale of firearms, except handguns, plus spare parts and related products, for law enforcement use.  This license also includes the use of the principal long-standing Colt trademarks.  This license is fully paid for its initial 20-year term, which expires December 31, 2023, and may be extended indefinitely at our option for successive five-year periods upon payment of $250 thousand for each additional five-year period.

Our proprietary firearms technology consists primarily of trade secrets such as proprietary drawings and know-how and also includes patents and other intellectual property rights.  We engage in a number of measures to protect our trade secrets. We also identify and protect with patents those patentable inventions generated by our ongoing research and development activities that we believe may provide us with a competitive advantage or other future value. Patents are filed and maintained in the United States, Canada and other jurisdictions as appropriate.

We have entered into licenses with third parties pertaining to portions of our firearms technology.  The U.S. Government is licensed to use our M16 rifle and M4 carbine technology for competitive procurements for military use.  The Canadian Government is licensed to use our M16 rifle and M4 carbine technology for its military and law enforcement needs.  We also have entered into a license agreement with a manufacturer in Malaysia pursuant to which the manufacturer will assemble the M4 carbine and machine certain components for use in that country.

For a discussion of the risks associated with our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

Environmental laws and regulations

We are subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In the U.S., we employ a full-time manager whose responsibilities include our compliance with environmental laws and regulations.  In 2012, we did not make any significant capital expenditures for equipment required by environmental laws and regulations, but we incurred aggregate expenses of $0.5 million for remediation of environmental conditions. For a discussion of the risks associated with environmental compliance, see “Risk Factors” in Item 1A of this Form 10-K.

Employees

As of December 31, 2012, we had approximately 552 active, full-time employees, of whom 452 employees were located in the U.S. and 100 employees were located in Canada.  In the U.S., approximately 68% of our workforce is represented by a union and is covered by a new collective bargaining agreement that became effective April 1, 2012 and expires on March 31, 2014.  The new collective bargaining agreement contains new features that focus on cost containment for health and pension plans. Beginning April 1, 2013, all of our U.S. employees will participate in a new consumer-directed health plan. In addition, all employees who are subject to the collective bargaining agreement and commenced service after April 1, 2012 are not eligible to participate in the hourly defined benefit plan. Instead, they are eligible to participate in our defined contribution retirement plan. For additional information about changes to our defined benefit and defined contribution plans, see “Note 8 Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K.

None of our Canadian employees are subject to collective bargaining agreements.  Of our total workforce, 460 were directly or indirectly involved in the production process.  For a discussion of the risks associated with labor, see “Risk Factors” in Item 1A of this Form 10-K.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, at your request, without charge, from Colt Defense LLC, 547 New Park Avenue, West Hartford, CT 06110, Attention: Chief Financial Officer. Our telephone number at that address is (860) 232-4489.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the reports and other information that are filed electronically with the SEC.

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

Risks related to our business

We make a significant portion of our net sales to a limited number of customers, and a decrease in sales to these customers could have a material adverse effect on our business.

A significant portion of our net sales is derived from a limited number of customers.  For the year ended December 31, 2012, our top ten customers represented approximately 90% of our net sales.  Our four largest customers, which each accounted for more than 10% of our net sales, accounted for approximately 77% of our net sales for the year ended December 31, 2012.  In 2013, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products without another customer generating offsetting new orders, our business would be materially and adversely affected.

We are subject to risks related to a lack of product revenue diversification.

We derive a substantial percentage of our net sales from a limited number of products, especially variants of our M4 carbine and other small arms weapons systems, and we expect these products to continue to account for a large percentage of our net sales in the near term.  Continued market acceptance of these products is, therefore, critical to our future success.  We cannot predict how long the M4 carbine and related products will continue to be the primary small arms weapons system of choice for the U.S. Government and certain of our other customers.  Our business, operating results, financial condition, and cash flows could be adversely affected by:

•                       a decline in demand for the M4 carbine and related small arms weapons systems;

•                       future U.S. Government procurements of the M4 carbine, including spare parts, will be on a competitive basis;

•                       a failure to achieve continued market acceptance of our key products;

•                       export restrictions or other regulatory, legislative or multinational actions which could limit our ability to sell those products to key customers or markets, especially existing and potential international customers;

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

In addition, the Army recently announced the award to a competitor of ours of a five-year indefinite delivery, indefinite quantity (“IDIQ”) contract to supply the Army with the M4 carbine.  Competition for contracts to supply spare parts to the U.S. Army is also intense and our competitors have demonstrated their ability to compete successfully for spare parts contracts.

If our Memorandum of Understanding with Colt’s Manufacturing were not to be renewed, our sales of rifles and carbines into the commercial market could be significantly impacted.

Sales to Colt’s Manufacturing accounted for approximately 34% of our sales in 2012 as compared to 6% of sales in 2011. Colt’s Manufacturing sells those rifles and carbines to distributors and retailers who resell them into the domestic commercial market. Our sales to Colt’s Manufacturing occur under a written Memorandum of Understanding that by its terms expires at the end of April 2013.  If the Memorandum of Understanding is not renewed or replaced by another agreement, we will not be able to continue selling rifles and carbines to Colt’s Manufacturing after the current agreement expires.

We would face two impediments to selling rifles and carbines directly to the commercial market if we wished to do so after termination of the Memorandum of Understanding.  First, we are not licensed to sell Colt-branded products to the commercial market.  Second, our limited liability company agreement prohibits us from selling rifles and carbines directly to the commercial market, under any brand, without the consent of Sciens Management and the Blackstone Funds.  There is no assurance that such consent could be obtained.  Even if such consent were obtained, there is no assurance that customers in the domestic commercial market will continue to purchase our products if they are not marketed and sold under the Colt name and are marketed and sold instead under a different brand name.

For these reasons, termination of the Memorandum of Understanding could have a material adverse effect on our business.

New federal and state laws and regulations may restrict our ability to continue to sell the products that we currently sell into the domestic commercial market, which could materially adversely affect our revenues.

A significant portion of our revenues is derived from sales into the domestic commercial market of variants of our military and law enforcement rifles and carbines.  Since December 2012, there has been an extremely sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation, including legislation that has been introduced and is under active consideration in Congress and in state legislatures, would ban and/or restrict the sale of substantially all of our products, in their current configurations, into the commercial market, either throughout the United States or in particular states.  It is also possible that the President of the United States could issue Executive Orders that would adversely affect our ability to sell, or customers’ ability to purchase, our products.  The political environment for enactment of new “gun control” measures at the federal, state and local level is evolving rapidly and additional significant change in the domestic legal and regulatory environment during 2013 is likely.

In light of the uncertain and evolving political, legal and regulatory environment, it is not clear what measures might be necessary in order to redesign our products to comply with applicable law, nor whether it will even be possible in every instance to do so.  To the extent that redesigns of our products are possible, we may need to spend significant amounts of capital in order to effectuate such redesigns and may incur associated sales, marketing, legal and administrative costs in connection with the introduction of new models.  Furthermore, there is no assurance that customers will accept redesigned rifles and carbines.

A substantial decline in sales into the domestic commercial market for any of these reasons would have a material adverse effect on our business.

It is possible that demand for commercial versions of our product could experience a sudden decline.

Previous patterns of demand in the domestic commercial rifle market suggest that demand for our products in that market could experience a rapid, material decline at any time.  For example, demand that was intense in late 2008 and early 2009 declined suddenly in mid-2009, when perceptions that the new administration in Washington might entail new “gun control” legislation subsided.  There are indications that that the commercial market has recently experienced a surge in demand due to renewed concerns relating to “gun control” laws and regulations.  To the extent that is the case, if the market determines that the risk is not as great as anticipated, there could be a similar rapid decline in sales into the commercial market. A rapid decline in demand for our products in the commercial market could cause Colt’s Manufacturing to cancel purchase orders that we have included in our backlog.

Our manufacturing facilities may experience disruptions adversely affecting our financial position and results of operations.

We currently manufacture our products primarily at our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada.  We lease our West Hartford facility from an affiliate of one of our sponsors.  The term of this lease has been extended to October 25, 2015.  The lease does not provide for renewal of the term after the lease maturity and we may not be able to continue to occupy the property on acceptable terms or be able to find suitable replacement manufacturing facilities on satisfactory terms and conditions. Any natural disaster or other serious disruption at either of our facilities due to a fire, electrical outage or any other calamity could damage our capital equipment or supporting infrastructure or disrupt our ability to ship our products from, or receive our supplies at, these facilities.  Any such event could materially impair our ability to manufacture and deliver our products.  Even a short disruption in our production output could delay shipments and cause damage to relationships with customers, causing them to reduce or eliminate the amount of products they purchase from us.  Any such disruption could result in lost net sales, increased costs and reduced profits, which could have a material adverse affect on our financial position and results of operations.

Our sponsors control us and may have conflicts of interest with us or you now or in the future.

Through their respective affiliates, our sponsors, Sciens Management and the Blackstone Funds, beneficially own a substantial portion of the Company’s limited liability company interests.  Under the terms of the Company’s limited liability company agreement, our sponsors and our union have the right to appoint our Governing Board and our sponsors, subject to maintaining certain equity ownership levels, have specified veto or approval rights which may be exercised in their discretion.  As such, our sponsors have the ability to prevent specified transactions that might be in the best interests of the noteholders or to cause the Company to engage in transactions in which the sponsors have interests that might conflict with the interests of the noteholders.  Members of the Company’s Governing Board are not required to abide by the same standard of care under the Delaware Limited Liability Company Act as the standard of care required of directors of a Delaware corporation.  Additionally, Sciens Management and the Blackstone Funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may directly or indirectly compete with or otherwise be adverse to us.  They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are subject to significant withholding taxes if we repatriate the earnings of our Canadian subsidiary.

As a result of current U.S. and Canadian tax laws and our existing legal structure, we cannot use profits from our Canadian subsidiary in the parent company business without incurring significant tax expense.  Our inability to bring profits from our Canadian subsidiary into the parent company in a tax-efficient manner diminishes the value of profits generated in Canada.

Our long-term growth plan includes the expansion of our global operations.  Such global expansion may not prove successful, and may divert significant capital, resources, and management time and attention and could adversely affect our ongoing operations.

Net direct sales to customers outside the United States accounted for approximately 48% of our net sales for the year ended December 31, 2012.  We intend to continue to focus considerable efforts on expanding our international presence, which will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets.  Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations.  Any further international expansion will likely intensify our risks associated with conducting international operations, including:

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

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting; however, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires the Company to perform a comprehensive evaluation and report of its internal controls. This report must contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective.  However, our independent registered public accounting firm is not required to issue an opinion on management’s assessment or the effectiveness of our internal control over financial reporting. To comply with these requirements, we have documented and tested our internal control procedures and our management has assessed and issued a report concerning our internal control over financial reporting.  Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention.  We may not prevent or detect material misstatements or errors, controls may become inadequate because of changes in circumstances, the degree of compliance with the policies or procedures may deteriorate and become ineffective and/or investors may not have an accurate financial evaluation of the Company or market perception of our financial condition may be adversely affected and customer perception of our business may suffer.

The markets in which we compete are highly competitive and we may be unsuccessful at designing new products to meet changing customer demand, introducing them on a timely basis or pricing them competitively.

In each of our markets — military, law enforcement and commercial — there are numerous competitors offering similar products at prices that are attractive to customers. Some competitors have greater financial, technical, marketing, manufacturing and distribution resources than we do, or may have broader product lines.  Our ability to compete successfully for U.S., Canadian and other military and law enforcement contracts depends on our success at offering better product performance than our competitors at a lower price and on the readiness and capacity of our facilities, equipment and personnel to produce quality products consistently.  Our ability to compete successfully in the domestic commercial market depends on our continuing to distinguish our products from similar product offered by competitors and to command pricing that reflects the value connoted by the Colt brand.

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

•                       coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and

•                       coordinating the supply chains.

•                        Our limited liability company agreement prohibits us from entering certain new lines of business without the consent of Sciens Management and the Blackstone Funds.  There is no assurance that such consent could be obtained.

Any integration is expected to be complex, time-consuming and expensive and may harm the newly-consolidated company’s business, financial condition and results of operations.

We license the Colt name and trademarks from an entity we do not control.

We license the Colt trademarks and service marks from New Colt.  There are events that are outside of our control that pose a risk to our rights under the license agreement, including the bankruptcy of New Colt or the licensing of the trademarks and service marks to manufacturers that tarnish the quality, reputation and goodwill of these marks; actions or omissions by New Colt that abandon or forfeit some or all of its rights to these marks or that diminish the value of the marks; failure by New Colt to take appropriate action to deter infringement of these marks; and certain breaches by New Colt of the agreement governing our license to these marks.  Furthermore, the licensor can seek to terminate the license agreement if it believes we have breached our obligations under the license. In addition, prosecuting certain claims against third parties to protect the value of the Colt trademarks and services marks could depend, in part, on the participation of New Colt, and any delay or refusal to cooperate in such dispute could prejudice our business interests or rights.  Impairment of the value of the Colt trademarks and service marks, or the loss of our right to use them under the license agreement, would negatively affect our business.

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

The U.S. or Canadian Government, or a foreign government, may decide to reduce government defense spending in the programs in which we participate.  Sovereign budget deficits are likely to put long-term pressure on defense budgets in many of the European countries to which we sell our products. There can be no assurances that the amount spent on defense by countries to which we sell our products will be maintained or that individual defense agencies will allocate a percentage of their budget for the purchase of small arms. The loss of, or significant reduction in, government funding, for any program in which we participate, could have a material adverse effect on our sales and earnings.

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

Our dependence on large government customers, including foreign governments, could result in significant fluctuations in our period-to-period performance.

Our operating results and cash flow are materially dependent upon the timing of securing government contracts and manufacturing and delivering products according to our customers’ timetables.  Uncertainty and volatility in the timing of orders and the tendency of these orders to be proportionately large in value is likely to continue to affect our net sales.  We do not recognize sales until delivery of the product or service has occurred and title and risk of loss have passed to the customer, which may be in a non-U.S. location.  This may extend the period of time during which we carry inventory and may result in an uneven distribution of net sales from these contracts between periods.  As a result, our period-to-period performance may fluctuate significantly, and you should not consider our performance during any particular period as indicative of longer-term results.

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

The United Automobile, Aerospace & Agricultural Implement Workers of America (“Union”) represents our West Hartford workforce pursuant to a collective bargaining agreement that expires on March 31, 2014.  Failure to reach agreement with the Union on the terms of a new collective bargaining agreement upon the expiration of the current agreement could lead to a strike or lockout, either of which would adversely affect our operations.

The terms of our collective bargaining agreement limit our flexibility in various labor matters including the ability to quickly change our staffing levels in response to business needs or to make changes to our employee benefits in order to reduce our costs. As a result, our labor costs may be higher than those of our competitors, which could place us at a disadvantage when bidding for government contracts or pricing our products in the commercial market.

Additionally, the workforce of Colt’s Manufacturing shares space with us at our West Hartford manufacturing facility, and is subject to the same Union collective bargaining agreement as our West Hartford employees. Positions taken by Colt’s Manufacturing with respect to matters covered by the collective bargaining agreement could adversely affect our ability to enforce the collective bargaining agreement and could adversely affect our operations.

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

Some of our contracts with foreign governments are or will be subject to the fulfillment of offset commitments or industrial cooperation agreements that could  impose additional costs on us and that we might not be able to timely satisfy, possibly resulting in the assessment of penalties or even debarment from doing further business with that government.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2012 and 2011, our remaining gross offset purchase commitments totaled $68.2 million and $58.5 million respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1.8 million and $1.6 million as of December 31, 2012 and 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment. We may incur costs to settle our offset purchase commitments that are in excess of the amounts accrued, which could have a material adverse effect on our earnings.

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

The development of additional products and product variations is speculative and may require additional and, in some cases, significant expenditures for marketing, research, development and manufacturing equipment.  The new products or product variations that we introduce may not be successful, or they may not generate an amount of net sales that is sufficient to fully recover the additional costs incurred for their development.  In addition, we may not successfully develop new products or product variations that are superior to products offered by other companies.

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

Our employees or representatives may engage in misconduct, fraud or other improper activities including engaging in violations of the U.S. Arms Export Control Act or Foreign Corrupt Practices Act or numerous other state and federal laws and regulations, as well as the corresponding laws and regulations in the foreign jurisdictions into which we sell products that could have adverse consequences on our prospects and results of operations,.  Misconduct by employees or agents, including foreign sales representatives, could include the export of defense articles or technical data without an export license, the payment of bribes in order to obtain business, failure to comply with applicable U.S. or Canadian Government or other foreign government procurement regulations, violation of government requirements concerning the protection of classified information and misappropriation of government or third-party property and information.  It is not always possible to deter misconduct by agents and employees and the precautions we take to detect and prevent this activity may not be effective in all cases. The occurrence of any such activity could result in our suspension or debarment from contracting with the government procurement agency, as well as the imposition of fines and penalties, which would cause material harm to our business.

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

If we fail to maintain certain quality assurance standards, we may lose existing key customers and have difficulty attracting new customers.

Our U.S. and Canadian production facilities are both ISO 9001:2008 certified.  ISO 9001 is an international standard certification granted by the International Organization of Standardization (“ISO”) that confirms that a supplier can consistently provide good quality products and services.  Some of our government contracts require that we maintain ISO certification. A failure to maintain our ISO certification may cause us to lose existing customers or have difficulty attracting new customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our employee medical plans are self-insured. As of December 31, 2012, the average age of the production employees working in our West Hartford, CT facility is 53 years. Approximately 20% of those employees are age 65 or over. The age of our workforce and the level of benefits that we offer, which are subject to our collective bargaining agreement, could result in higher than anticipated future medical claims. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

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

We may have to utilize significant cash to meet our unfunded pension obligations, and postretirement health care liabilities and these obligations are subject to increase.

Our employees at our West Hartford facility participate in our defined benefit pension plans.  Under the terms of our current collective bargaining agreement, the accrual of benefits for employees participating in our bargaining unit pension plan was frozen effective December 31, 2012. We also have a salaried pension plan. The accrual of benefits for employees participating in the salaried plan was frozen effective December 31, 2008.  At December 31, 2012, our aggregate unfunded pension liability totaled $6.8 million.  Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions.  To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced.  Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount.

We also have a postretirement health plan for our union employees.  The postretirement health plan is unfunded.  We derive postretirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with our collective bargaining agreement, we have capped certain retirees to approximately $250 (not in thousands) per employee per month.  The unfunded post-retirement health care benefit obligation was $14.1 million at December 31, 2012.

Our cash is highly concentrated with one financial institution.

We have a concentration of cash in accounts with a single financial institution. Our holdings in this institution significantly exceed the insured limits of the Federal Deposit Insurance Corporation. Although we believe that the risk of loss associated with out uninsured deposit accounts is low given the financial strength and reputation of our depository institution, we could suffer losses with respect to the uninsured balances if the depository institution failed and the institution’s assets were insufficient to cover its deposits and/or the Federal government did not take actions to support deposits in excess of existing FDIC insured limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

We now have, and will continue to have, a substantial amount of indebtedness, which requires significant interest payments.  As of December 31, 2012, we had approximately $247.6 million of debt outstanding and we reported a total deficit in our Consolidated Balance Sheets of $151.3 million.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The credit agreement for our senior secured revolving loan (the “Credit Agreement”) provides up to $50.0 million of borrowing capacity, of which none had been borrowed as of December 31, 2012. Borrowings under the Credit Agreement are effectively senior to the notes to the extent of the value of the assets securing the indebtedness. We may also incur other additional indebtedness that ranks equally with the notes and the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business.  This may have the effect of reducing the amount of proceeds paid to holders of our notes.

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

Item 1B.                Unresolved Staff Comments

Not applicable.

Item 2.                   Properties

Our principal properties include the facility housing our corporate headquarters in West Hartford, Connecticut and our facility in Kitchener, Ontario, Canada.  The West Hartford location is also our primary engineering, manufacturing and research and development facility.  We lease this approximately 310,000 square foot facility pursuant to a lease expiring October 25, 2015.  For additional information about this lease, see “Certain Relationships and Related Party Transactions” in Item 13 of this Form 10-K.  We own our facility in Kitchener, Ontario, Canada. It is approximately 48,000 square feet in size and is utilized for manufacturing, engineering and research and development.

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

As a company that manufactures and sells military and law enforcement products domestically and overseas, we are subject to numerous U.S., Canadian and foreign statutes and regulations, including in particular regulations administered by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, as well as the International Traffic in Arms Regulations and Foreign Corrupt Practices Act.  We employ attorneys and other individuals whose responsibilities include legal compliance to advise us on our compliance obligations on a continuous basis.  Those individuals attend external educational programs as required in order to stay current in the respective fields and they conduct internal training of relevant employees.  In addition, we have written policies in place in every area with respect to which a written policy is required or, in our view, appropriate.  There are no material proceedings pending with regard to our compliance with applicable statutes and regulations.

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our membership units. In addition, our membership units are subject to transfer restrictions pursuant to our operating agreement.  As of December 31, 2012, there were 132,174 membership units outstanding, which were held by 24 members.

During 2012, we made a $3.3 million distribution to our members. In addition, we made distributions to our members in 2011 and 2010 of $12.9 million and $5.0 million, respectively.  In 2013, we do not anticipate making a distribution to our members based on our 2012 results.

Our Credit Agreement and the indenture governing our Senior Notes contain covenants that limit our ability to pay dividends or other distributions.  For additional information about the covenants contained in our debt agreements, see “Note 5 Notes Payable and Long Term Debt” in Item 8 of this Form 10-K.

Item 6.                   Selected Financial Data

The following table sets forth our historical consolidated financial data as of and for the dates indicated.  The data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements.  Our selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and our Consolidated Financial Statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K.  All amounts are presented in thousands.

	For the Year Ended December 31,
	2012	2011 (b)	2010 (b)	2009 (b)	2008 (b)
Statement of operations data:
Net sales	$213,328	$208,810	$175,805	$270,163	$269,119
Operating income	18,557	32,503	18,478	63,861	70,380
Interest expense	24,579	24,010	24,598	18,845	19,266
(Loss) Income from continuing operations (a)	(7,055)	4,988	(10,276)	29,493	49,330
Net (loss) income attributable to Colt Defense LLC members	(7,055)	4,988	(11,065)	29,661	44,463

Balance sheet data (at period ended):
Cash and cash equivalents	$42,373	$38,236	$61,444	$72,705	$29,248
Inventories	40,561	36,215	31,641	35,448	26,997
Property and equipment, net	22,134	22,589	21,741	17,919	13,736
Total assets	162,968	164,956	167,587	187,252	109,838
Total debt and capital lease obligations	247,573	248,334	249,215	250,058	195,100
Total deficit	(151,287)	(142,834)	(141,398)	(110,818)	(130,668)

(a)                                 As a limited liability company, the Company is treated as a partnership for U.S. federal and state income tax reporting purposes and, therefore, is not subject to U.S. federal or state income taxes other than withholding tax on foreign royalties and interest.  The taxable income (loss) of the Company is reported to the members for inclusion in their individual tax returns.  Colt Canada files separate income tax returns in Canada.  Distributions to members equal to 45 percent of taxable income are made in any year in which U.S. taxable income is allocated to the Company’s members and to the extent the Company’s Governing Board determines that sufficient funds are available.

(b)                                 Certain amounts have been revised to correct prior period errors identified as follows: operating income, (loss) income from continuing operations and net (loss) income attributable to Colt Defense LLC members increased (decreased) by ($208) and $105 in 2011 and 2010, respectively, and total deficit decreased by $338, $229, $1,396 and $1,396 at December 31, 2011, 2010, 2009 and 2008, respectively.  For additional information about the revision, see “Note 2 Summary of Accounting Policies” in item 8 of this Form 10-K.

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012 Highlights

Our 2012 net sales of $213.3 million represented a 2% increase from 2011.  Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) decreased by 30% from $38.9 million to $27.0 million and net income decreased from net income of $5.0 million to a net loss of $7.1 million from 2011 to 2012 respectively.  In 2012, we experienced 254% growth in our LE/Commercial market. As a result, LE/Commercial sales, which tend to carry relatively lower margins, grew from 12% of net sales in 2011 to 42% of net sales in 2012. We experienced additional margin compression in 2012 as we began initial production on several new products, such as the M240, CM901 and the M45A1, as well as new variations of our existing products. As a result, our profitability did not grow proportionately with our sales. For additional information and a reconciliation of Adjusted EBITDA from continuing operations to (loss) income from continuing operations, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

Business Overview

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe and varied battle conditions. We also modify our rifles and carbines for civilian use and sell them to Colt’s Manufacturing, which sells them into the U.S. commercial market.

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

Industry Overview

We compete in the global market for small arms weapons systems designed for military, law enforcement and commercial use.  Our end customers include U.S. and foreign militaries, law enforcement and security agencies and domestic sporting and hunting enthusiasts. The funding for our proprietary military products is primarily linked to the spending trends of U.S., Canadian and other foreign militaries and national and border security agencies.  Efforts to reduce the U.S. federal budget deficit and the wind-down of military operations in Iraq and Afghanistan will likely result in flat to declining U.S. defense budgets for the near future. Austerity measures will also pressure the European defense market spending. At this point, it is unclear how extensive defense budget cuts will be or specifically how small arms weapons programs will be impacted by the cuts. International markets outside of Europe have not demonstrated the same budget constraints.

As a result of our continued emphasis on the law enforcement and commercial (“LE/Commercial”) markets, we have seen strong year-over-year sales growth into these markets. Law enforcement agencies at all levels of government (federal, state and municipal) are experiencing budgetary pressures, but Colt’s Manufacturing has seen continued strong demand in the commercial rifle market.

Company Outlook, Trends and Uncertainties

We believe the competitive and evolving nature of the small arms weapons systems industry provides both challenges to, and opportunities for, the continued growth of our business in both the global military and the commercial and law enforcement markets. Our outlook is driven by international military and U.S. commercial demand for rifles and carbines, with a relatively small, but stable, base of U.S. Government business. Rifle and carbine production rates for the international and commercial markets now approximate our historical peak production levels of the M4 for the U.S. Army. However, both of these markets have inherent risk factors.

The U.S. commercial market for modern sporting rifles (“MSR’s”) has continued to grow and is now a significant part of our overall business.  This market provides growth opportunities for the company as well as regulatory uncertainties as the potential imposition of new “gun control” laws and regulations at the state and federal level have become a part of the national dialogue.  International business tends to have attractive margins but is slow to develop and the timing is difficult to predict.  U.S. Government procurement of the M4 carbine in 2013 and beyond, including spare parts, will be on a competitive basis and budget pressures could limit U.S. Government demand for our products.  Efforts to determine if a new carbine can offer significant improvement over the M4 continue within the U.S. Army, but budgetary factors will be the dominant influence on U.S. purchases of any carbine.

Commercial market legislation, international sales volumes and timing, and the U.S. Government’s purchasing decisions will influence our revenues and cash flows. As a result of the competitive and evolving nature of this industry, our revenue growth, profitability and backlog have been or may be negatively impacted, or we may be impacted in multiple ways, including but not limited to the following:

•                       if we lose one or more of our top customers or if one or more of these customers significantly decreases orders for our products;

•                       if the U.S. military selects other small arms manufacturers to supply the M4 carbine for use by U.S. military personnel or we are not able to continue to successfully compete for international sales;

•                       if commercial demand, which tends to be volatile, ebbs or if new federal and state laws and regulations are enacted that limit our ability to continue selling our products we could experience a significant decline in commercial product orders and sales;

•                       general economic and political conditions in the foreign markets where we currently, or may seek to, do business may impact our international sales, as such conditions may cause customers to delay placing orders or to deploy capital to other governmental priorities;

•                       we may not be able to identify businesses that we can acquire on acceptable terms; we may not be able to obtain necessary financing or may face risks due to indebtedness; and our acquisition strategy may incur significant costs or expose us to numerous risks inherent in the acquired business’s operations; and

In addition to the above, we face additional sources of uncertainty regarding our sales into the U.S. commercial market.  All of our sales into the domestic commercial market are currently made to Colt’s Manufacturing, which sells them to commercial distributors and retailers.  These sales occur under a written Memorandum of Understanding that by its terms expires in April 2013.  Termination or non-renewal of the Memorandum of Understanding would likely end our ability to sell Colt-branded rifles and carbines into the commercial market because we are not licensed to use the Colt name and trademarks in connection with sales to the commercial market.  There is no assurance that we will be able to sell rifles and carbines into the commercial market under a different brand name if the Memorandum of Understanding with Colt’s Manufacturing is not renewed or extended.  Our limited liability company agreement prohibits us from selling rifles and carbines directly to the commercial market without the consent of our sponsors, Sciens Management and the Blackstone Funds.  There is no assurance that such consent could be obtained.  If we are unable to sell MSR’s into the U.S. commercial market because our Memorandum of Understanding terminates or federal and state regulations change, then our access to short- and long-term capital could be adversely affected.

Other factors, including those that may impact our prospective industry trends and uncertainties, that are described in “Risk Factors” in Item 1A of this Form 10-K.

Backlog

Any of the foregoing may negatively impact our backlog, which we view as a key indicator of our future performance.  Our backlog decreased from $176.7 million at December 31, 2011 to $165.9 million at December 31, 2012 due in part to shipments on a large, long-term, international order. In addition, as the commercial component of our business continues to grow, backlog becomes less of an indicator of future sales volume. The decline in international backlog was partially offset by year over year increases in both our U.S. Government and

LE/Commercial backlog. Our backlog, when applicable, includes only orders for which funding is authorized by the customer.  Backlog does not include the portion of any IDIQ contract for which a specific, contractually binding purchase order has not been received, or unexercised options associated with existing firm contracts.  Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when specific, contractually binding purchase orders are received.

Sales

A significant portion of our sales are derived from a limited number of customers. Our top ten customers represented approximately 90% of our net sales for the year ended December 31, 2012.  For the year ending December 31, 2013, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products and we were not able to replace these sales, our business would be materially and adversely affected.

As a result of the expiration of our M4 IDIQ contract in December 2010 and U.S. Government’s re-evaluation of its carbine procurement strategy, our customer mix has shifted. Our net sales to the U.S. Government, which includes foreign military sales through the U.S. Government, has decreased to 11% of net sales in 2012 from 31% of net sales in 2011 and 55% of net sales in 2010.  Conversely, we have experienced strong growth in commercial sales which have grown from 6% of sales in 2011 to 34% of sales in 2012.

Employee Union Matters

In 2012, we negotiated a new, two-year collective bargaining agreement with the Union that represents our West Hartford workforce. This agreement, which expires on March 31, 2014, applies to approximately 68% of our U.S. workforce.  Failure to reach agreement with the Union on the terms of a new collective bargaining agreement upon the expiration of the current agreement could lead to a strike or lockout, either of which would adversely affect our operations.  For additional information on how this agreement impacts pension, savings and postretirement benefits, see “Note 8 Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K.

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

Our contracts with the U.S. Government to produce the M4 carbine and other products have been multi-year sole source negotiated contracts in which we have provided cost and pricing data to support our prices.  In developing our contract estimates, we consider our current manufacturing costs (consisting primarily of material, labor and overhead), plus as applicable, our estimates of future cost increases over the life of the contract.  These contracts are subject to post-award audit and the imposition of retroactive price adjustments and penalties in the event we failed to disclose material events or made errors in the calculation of our costs.  Historically, we have not experienced such adjustments.

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

Goodwill and Intangible Assets Valuation (Possible Impairment)

At December 31, 2012, we had goodwill of $14.9 million and intellectual property (intangible assets) deemed to have finite lives with a net carrying value of $6.0 million, which are amortized over 15-30 year lives.  We test goodwill for impairments annually as of the end of our third fiscal quarter, or immediately if conditions indicate that either a goodwill or intellectual property impairment could exist.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

Management estimates the fair value of each reporting unit primarily using the income approach. Specifically the discounted cash flow (“DCF”) model was utilized for the valuation of each reporting unit. Management develops cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. We also calculate the fair value of our reporting units using the market approach in order to corroborate our DCF model results. These methodologies used in the current year are consistent with those used in the prior year.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include the development of cash flow forecasts, risk-adjusted discount rates and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are also unpredictable in nature and inherently uncertain.  Actual future results may differ from those estimates.

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

Since December 2012, there has been an extremely sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation, including legislation that has been introduced and is under active consideration in Congress and in state legislatures, would ban and/or restrict the sale of substantially all of our products, in their current configurations, into the commercial market, either throughout the

United States or in particular states.  We considered this potential adverse change in our business climate to be a Triggering Event. Therefore, in addition to our annual goodwill impairment testing, we also performed a sensitivity analysis to determine the impact that a material decrease in LE/Commercial sales would have on our valuation. There was no indication of impairment as a result of our 2012 impairment analysis. The fair value of our reporting units was substantially in excess of carrying value for all scenarios that we tested.

Retirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on various assumptions.  Our major assumptions relate primarily to discount rates, long-term return on plan assets and medical cost trend rates.  We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period.  Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations.

Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook, an assessment of likely long-term trends and the cap limiting our required contributions.  Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Our major assumptions vary by plan and the weighted-average rates used.  Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years.  For fiscal 2012, changes in the weighted-average rates for the benefit plans would have the following impact on our net periodic benefit cost:

•                       A decrease of 25 basis points in the long-term rate of return on assets would have increased our net 2012 benefit cost by approximately $0.1 million; and

•                       A decrease of 25 basis points in the liability discount rate would have an immaterial impact on our 2012 net benefit cost.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. We are currently evaluating what impact, if any, ASU 2013-02 will have on our financial statements.

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

•                       Adjusted EBITDA; and

•                       Adjusted EBITDA as a percentage of net sales (“Adjusted EBITDA margin”).

For the years ended December 31, 2012, 2011 and 2010, these key performance measures were ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales	$213,328	$208,810	$175,805
Net sales growth	2.2%	18.8%	(34.9)%
Gross profit as a percentage of net sales	24.0%	31.3%	25.3%
Operating income as a percentage of net sales	8.7%	15.6%	10.5%
Adjusted EBITDA (a)	$27,032	$38,859	$23,859
Adjusted EBITDA margin	12.7%	18.6%	13.6%

(a)                                 Adjusted EBITDA is used by management as the primary measure of the operating performance of our business.  Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization of intangible assets, Sciens fees and expense, and other income or expenses.  For additional information on our operating segments and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Note 13 Segment Information” in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Year Ended December 31,
	2012	%	2011 (a)%		2010 (a)%
Statement of Operations Data:
Net sales	$213,328	100.0%	$208,810	100.0%	$175,805	100.0%
Cost of sales	162,177	76.0	143,478	68.7	131,278	74.7
Gross profit	51,151	24.0	65,332	31.3	44,527	25.3
Selling and commissions	13,059	6.1	13,612	6.5	9,344	5.3
Research and development	4,747	2.2	5,578	2.7	4,536	2.6
General and administrative	14,285	6.7	13,098	6.3	11,621	6.6
Amortization of purchased intangibles	503	0.2	541	0.3	548	0.3
Total operating expenses	32,594	15.3	32,829	15.7	26,049	14.8
Operating income	18,557	8.7	32,503	15.6	18,478	10.5

Other expense (income):
Interest expense	24,579	11.5	24,010	11.5	24,598	14.0
Debt prepayment expense	—	0.0	295	0.1	1,246	0.7
Other (income) expenses, net	(717)	(0.3)	39	0.0	411	0.2
	23,862	11.2	24,344	11.7	26,255	14.9
(Loss) income from continuing operations before provision for foreign income taxes	(5,305)	(2.5)	8,159	3.9	(7,777)	(4.4)
Provision for foreign income taxes	1,750	0.8	3,171	1.5	2,499	1.4
(Loss) income from continuing operations	(7,055)	(3.3)	4,988	2.4	(10,276)	(5.8)
(Loss) from discontinued operations	—	0.0	—	0.0	(665)	(0.4)
(Loss) on disposal of discontinued operations	—	0.0	—	0.0	(208)	(0.1)
Net (loss) income	(7,055)	(3.3)	4,988	2.4	(11,149)	(6.3)
Less: net loss attributable to non-controlling interest	—	0.0	—	0.0	84	0.0
Net (loss) income attributable to Colt Defense LLC members	$(7,055)	(3.3)%	$4,988	2.4%	$(11,065)	(6.3)%

(a)           Certain amounts have been revised to correct prior period errors identified. For additional information about the revision, see “Note 2 Summary of Accounting Policies” in Item 8 of this Form 10-K.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales

The following table shows net sales for the year ended December 31, 2012 and December 31, 2011 by product category ($ in thousands):

	Year Ended December 31,
	2012	2011	% Change
Weapon systems	$160,788	$125,141	28.5%
Spares /other	52,540	83,669	(37.2)%
Total	$213,328	$208,810	2.2%

Net sales for 2012 were $213.3 million, an increase of $4.5 million, or 2.2%, from $208.8 million in 2011.   In fiscal 2012, weapon system sales increased by $35.6 million compared to 2011. The growth came from LE/Commercial and international markets where sales grew $64.6 million and $2.5 million, respectively. These increases were partially offset by a $31.5 million decline in sales to the U.S. Government from the comparable period in 2011, as the U.S. Government continued to evaluate its carbine procurement strategy.

Spares/other sales decreased $31.1 million from $83.6 million in 2011 to $52.5 million in 2012. Spares sales to the U.S. Government declined $9.8 million in 2012, mainly because our IDIQ contract for the M249 spare barrel was completed. In addition, international spares sales were $20.7 million lower in 2012. In 2011, we had a $19.5 million spares sale to a single customer that did not repeat in 2012.  While we have historically sold small arms weapons systems to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. These orders also tend to be large in size. As a result, these sales tend to fluctuate significantly from year to year.

Cost of Sales/Gross Margin

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin decreased from 31.3% in 2011 to 24.0% in 2012.  The decline in gross margin was mainly due to a mix shift that resulted from the strong growth in Commecial/LE sales with lower gross margins as well as the unfavorable margin impact of new model and product offerings, which tend to carry lower margins in their early stages of introduction. In addition, cost of sales for 2012 includes a $1.3 million expense related to the curtailment of our bargaining unit pension plan. This non-recurring expense decreased our 2012 gross margin by 0.6%.

Selling and Commissions Expense

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials.  In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic sales representatives on most LE/Commercial sales, which generally are a percentage of the selling price.

During 2012, selling and commission expenses decreased by $0.5 million to $13.1 million. Commission expense was $2.1 million lower in 2012 compared to 2011 due to a change in customer mix. Lower commission expense was partially offset by a $1.6 million increase in selling expense, primarily due to higher professional fees, compensation and travel expenses to support sales efforts in the international and LE/Commercial markets.

Research and Development Expense

Research and development expenses consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products.  In 2012, our research and development expense decreased by $0.8 million to $4.7 million. The higher expenses in 2011 were mainly associated with a project that was being developed for NATO trials in early 2012.

General and Administrative Expense

General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not increase proportionately with changes in sales. During 2012, general and administrative costs, increased by $1.2 million to $14.3 million.  In 2012, we expensed approximately $0.6 million to settle a legal dispute.  In addition, legal expenses increased $0.7 million in 2012 for matters including our protest of the U.S. Army’s M4 contract award to another vendor, the negotiation of a new labor union contract and legal expenses related to a dispute. These increases were partially offset by lower consulting fees in 2012.

Interest Expense

Our interest expense in 2012 was $24.6 million, an increase of $0.6 million from $24.0 million in 2011.  The increase in 2012 was primarily due to $0.3 million of interest expense related to a Connecticut tax audit settlement.  In addition, we had higher amortization of deferred financing fees and unused line fees associated with the Credit Agreement. For additional information about the Credit Agreement, see “—Liquidity and Capital Resources.”

Debt Prepayment Expense

Debt prepayment expense in 2012 was $0.3 million lower than 2011.  During 2011, we incurred $0.3 million of debt prepayment expense to terminate a $10.0 million revolving line of credit when we entered into the Credit Agreement.

Other (Income) Expense, net

In 2012, net other income was $0.8 million higher, mainly due to higher service income from Colt’s Manufacturing resulting from a new contract that was effective July 1, 2012.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, we are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on royalty and interest income received from our Canadian subsidiary.  For 2012, we had foreign income tax expense of $1.8 million compared to $3.2 million for 2011, primarily due to lower non-U.S. income.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales

Sales

The following table shows net sales for the year ended December 31, 2011 and December 31, 2010 by product category ($ in thousands):

	Year Ended December 31,
	2011	2010	% Change
Weapon systems	$125,141	$120,737	3.6%
Spares /other	83,669	55,068	51.9%
Total	$208,810	$175,805	18.8%

Net sales for 2011 were $208.8 million, an increase of $33.0 million, or 18.8%, from $175.8 million in 2010.  Weapon system sales increased in 2011 compared to the same period in 2010 by $4.4 million. The growth came from international and LE/Commercial markets where sales grew $24.0 million and $13.8 million, respectively. These increases were partially offset by a $33.4 million decline in sales of carbines to the U.S. Government from the comparable period in 2010, as the U.S. Government continued to evaluate its carbine procurement strategy.

Spares/other sales increased 51.9% from $55.1 million in 2010 to $83.7 million in 2011. The increase was mainly due to higher international sales to several customers, the largest of which was the United Arab Emirates.  While we have historically sold small arms weapons systems to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. As a result, these sales tend to fluctuate from year to year.

Cost of Sales/Gross Margin

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities cost, and maintenance and repairs. Gross margin in 2011 increased to 31.3% from 25.3% in 2010.  Several factors drove the year over year gross margin improvement. In 2010, we shut down our West Hartford facility for two weeks in July and had one week per month furloughs for production workers from February through August, which had a significant adverse impact on our 2010 gross margins. We did not have any plant shutdowns and we only had one four-day, partial furlough in 2011. A favorable sales channel mix also generated higher margins in 2011. In addition, our West Hartford facility benefited from lower expenses related to excess and obsolete inventory in 2011 compared to the prior year. These favorable variances were partially offset by higher expense related to offset purchase commitments. For additional information about offset purchase commitments, see “—Contractual Obligations and Commitments.”

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

During 2011, selling and commission expenses increased by $4.3 million to $13.6 million. Commission expense was $2.8 million higher in 2011 compared to 2010 primarily due to an increase in commissionable international sales. We also made a larger investment in marketing in 2011 to support our sales strategy in the LE/Commercial markets.

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

Interest Expense

Our interest expense in 2011 was $24.0 million, a decrease of $0.6 million from $24.6 million in 2010.  In the first nine months of 2010, we had a $50.0 million revolving credit facility (“the Revolver”). In the fourth quarter of 2010, we amended the Revolver and reduced it to a $10.0 million letter of credit facility, which resulted in $0.5 million of year over year interest savings during 2011.

Debt Prepayment Expense

Debt prepayment expense in 2011 was $0.9 million lower than 2010.  During 2010, we incurred $1.2 million of debt prepayment expenses related to the revolver amendment compared to $0.3 million of debt prepayment expense to terminate the revolver in 2011.

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

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowings and fees for letters of credit varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement. There is an unused line fee ranging from .375% to .50% per annum, payable quarterly on the unused portion under the facility and a $40 thousand annual servicing fee.

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11.0 million or an event of default occurs, the lender may assume control over the Company’s cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. As of December 31, 2012, we were in compliance with all covenants and restrictions.

As of December 31, 2012, there was a $6 thousand advance and $1.7 million of letters of credit outstanding under the Credit Agreement. The $6 thousand advance, which was automatically made by Wells Fargo on our behalf in order to pay a letter of credit fee, was non-interest bearing and we repaid it in full in January 2013.

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

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp, our 100%-owned finance subsidiary, jointly and severally co-issued $250 million senior unsecured notes. The Senior Notes bear interest at 8.75% and mature November 15, 2017.  Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010.  We issued the Senior Notes at a discount of $3.5 million from their principal value.  This discount will be amortized as additional interest expense over the life of the indebtedness. Proceeds from the Senior Notes were used to repay the outstanding balances of our then outstanding senior secured credit facility and senior subordinated notes ($189.3 million), settle outstanding interest rate swap agreements ($5.4 million), pay a prepayment premium on our senior subordinated notes ($0.6 million) and pay financing costs ($12.8 million).  The balances of the proceeds were available for general corporate purposes.

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

The Senior Notes are not guaranteed by any of our subsidiaries and they do not have any financial condition covenants which require us to maintain compliance with any financial ratios or measurements on a periodic basis.  The Senior Notes do contain incurrence-based covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates.  Under certain circumstances, we are required to make an offer to purchase our notes offered hereby at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain asset dispositions.  In addition, the indenture restricts our ability to pay dividends or make other restricted payments (as defined in the indenture) to our members, subject to certain exceptions, unless certain conditions are met, including that (1) no default under the indenture shall have occurred and be continuing, (2) we shall be permitted by the indenture to incur additional indebtedness and (3) the amount of the dividend or payment may not exceed a certain amount based on, among other things, our consolidated net income.  Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The indenture does not restrict our ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries, inclusive of the co-issuer, Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20.0 million or more.

On May 11, 2011, Colt Defense completed an exchange offer for up to $250.0 million in the aggregate principal amount of our registered 8.75% Senior Notes due 2017 for up to a like aggregate principal amount of our outstanding 8.75% Senior Notes due 2017 issued pursuant to Rule 144A.  The Company did not recognize any gain or loss for accounting purposes as a result of the exchange offer.

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

Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables, a growing portion of our receivable base, tend to experience a longer collection cycle. LE/Commercial receivables, which have grown significantly in 2012, are generally collected within 10 days as distributors take advantage of payment terms. To date, we have not experienced any significant credit losses.

Our renewed emphasis on the international and LE/Commercial markets have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship at the end of large production runs, which can cause greater fluctuations in inventory levels. In addition, we need to maintain higher inventory levels to support an expanded product offering.

At December 31, 2012, we had cash and cash equivalents totaling $42.4 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. On March 22, 2013, we purchased 31,165.589 common units from the Blackstone Funds for an aggregate purchase price of $14.0 million. For additional information about this transaction, see “Note 18 Subsequent Events” in Item 8 of this Form 10-K.  Other than this transaction, we are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in) operating activities	$12.4	$(0.7)	$1.7
Cash (used in) investing activities	(3.9)	(7.0)	(6.9)
Cash (used in) financing activities	(4.5)	(15.8)	(6.2)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for 2012 was $12.4 million, compared to $0.7 million used in operating activities in 2011.  While we had a net loss in 2012, it was more than offset by changes in our operating assets and liabilities, which provided $10.4 million of cash in 2012, but used $12.9 million in 2011.

During 2012, changes in operating assets and liabilities provided $10.4 million of cash. Accounts receivable provided $8.1 million as we collected on a $16.1 million international receivable that was outstanding at the end of 2011, which was partially offset by increased sales in the latter part of the fourth quarter of 2012. A $4.2 million increase in inventory related to higher production levels and an expanded product offering was more than offset by a largely related $5.2 million increase in accounts payable and accrued expenses. Customer deposits and deferred revenue increased $2.0 million as we collected more deposits from international customers. These sources of cash were partially offset by a $1.0 increase in prepaid expenses and other assets mainly due to a Canadian income tax receivable.

Net cash used in operating activities for 2011 was $0.7 million, compared to $1.7 million provided by operating activities in 2010.  The unfavorable variance was mainly due to changes in operating assets and liabilities, which were a $12.9 million net use of cash in 2011 compared to a $5.0 million source of cash in 2010. This unfavorable change in operating assets and liabilities was largely offset by increased profitability as net income increased to $5.0 million, up from an $11.1 million net loss in 2010.

The changes in our operating assets and liabilities, which were a net use of cash in 2011, were driven by not only our overall sales growth, but also a change in our sales mix as international and LE/Commercial sales grew and U.S. Government sales declined.  Accounts receivable increased by $15.8 million primarily due to $16.1 million of accounts receivable with an international customer related to fourth quarter shipments. Inventory, which was a $4.8 million use of cash in 2011, mainly grew to support the initial shipments of the M240 to the U.S. Government and an anticipated large international shipment in 2012. These uses of cash were partially offset by growth-driven increases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $3.9 million in 2012 compared to $7.0 million in 2011. In both years, the primary use of cash was for capital expenditures.  In 2012, capital expenditures were $4.4 million compared to $5.6 million in 2011. These capital expenditures mainly reflect purchases of equipment associated with new products, including the M240 and the CM901, additional production capacity and modernization initiatives.

In 2012, we had a $0.5 million favorable change in restricted cash as an older cash-collateralized letter of credit expired and new letters of credit were placed under the Credit Agreement without cash collateral. Conversely,   in 2011 we used $1.4 million of cash to fund an increase in restricted cash used to secure our outstanding letters of credit.

Net cash used in investing activities from continuing operations of $7.0 million in both 2011 and 2010 was primarily for capital expenditures.  In 2011, capital expenditures were $5.6 million compared to $7.4 million in 2010. These capital expenditures mainly reflect purchases of equipment associated with contract awards for new products including the M240 and the M249 and modernization initiatives. In addition, in 2011 we invested $0.5 million in the expansion of our Canadian facility.

In addition to capital expenditures, we used $1.4 million of cash to fund an increase in restricted cash used to secure our outstanding letters of credit on 2011. In 2010, restricted cash was a $0.5 million source of cash as our cash required to collateralize outstanding letters of credit decreased.

Cash Flows Used in Financing Activities

Net cash used in financing activities in 2012 was $4.5 million as compared to $15.8 million of cash used in financing activities in 2011.  The primary reason for the favorable variance was a decrease in distributions to our members from $12.9 million in 2011 to $3.3 million in 2012.  Payments on capital leases were $1.1 million in 2012, a slight decrease from $1.2 million in 2011 as all of our capital leases matured in late 2012. In addition, we used $1.6 million to pay debt issuance costs associated with the Credit Agreement in 2011.

Net cash used in financing activities in 2011 was $15.8 million as compared to $6.2 million of cash used in financing activities in 2010.  A $12.9 million distribution to members was the primary use of cash in 2011. In addition, we used $1.6 million to pay debt issuance costs and $1.2 million for capital lease payments in 2011.

Net cash (used in) provided by financing activities consisted of the following ($ in millions):

	Year Ended December 31,
	2012	2011	2010
Capital lease obligation payments	$(1.2)	$(1.2)	$(1.1)
Debt issuance costs (a)	—	(1.7)	(0.1)
Distributions paid to members(b)	(3.3)	(12.9)	(5.0)
Total	$(4.5)	$(15.8)	$(6.2)

(a)                                 In 2011, we incurred debt issuance costs when we entered on to the Credit Agreement with Wells Fargo and terminated the J.P. Morgan credit facility.  During 2010, we amended the revolving credit facility with J.P. Morgan and incurred additional financing costs.

(b)                                 2012 and 2010 reflect tax distributions made to members.  In 2010, the Governing Board also declared a special distribution to members of $12.9 million, which was paid to members in 2011.

Contractual Obligations and Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table identifies material obligations and commitments as of December 31, 2012 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	13-35 Months	36-60 Months	More than 5 Years
Long-term debt principal payments(a)	$250.0	$—	$—	$250.0	$—
Interest payments	107.0	22.0	44.1	40.9	—
Operating leases	2.7	0.9	1.8	0.0	—
Payments to pension trust(b)	8.9	0.7	2.2	2.5	3.5
Postretirement healthcare payments(b)	7.8	0.6	1.4	1.6	4.2
Purchase obligations(c)	2.4	2.4	—	—	—
Total contractual obligations	$378.8	$26.6	$49.5	$295.0	$7.7

(a)                                 Includes $250 million of Senior Notes which were issued at a discount of $3.5 million.

(b)                                 Payments to the pension trust and post retirement plan are required pursuant to our plan.

(c)                                  We had unconditional purchase obligations related to capital expenditures for machinery.

Offset Purchase Commitments

We have certain Industrial Cooperation Agreements, which stipulate our commitments to provide offsetting business to certain countries that have purchased our products. We generally settle our offset purchase commitments under Industrial Cooperation Agreements through on-going business and/or cooperating with other contractors on their spending during the related period. Additionally, we identify future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, we accrue the estimated cost to settle the offset purchase commitment.

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2012 and 2011, our remaining gross offset purchase commitments totaled $68.2 million and $58.5 million, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1.8 million and $1.6 million as of December 31, 2012 and 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

Performance Guarantees

In the normal course of our business we may be asked to provide performance guarantees to our customers in relation to our contracts. Some customers may require that our performance guarantees be issued by a financial institution in the form of a letter of credit. As of December 31, 2012, we had $3.7 million in outstanding letters of credit, of which $1.3 million were fully collateralized by cash.

Pension Plans and Postretirement Health Care Obligations

We have two domestic defined benefit plans that cover a significant portion of our salaried and hourly paid employees.  Effective December 31, 2012, we froze the pension benefits under our hourly defined benefit plan. The benefits under our salaried defined benefit plan have been frozen since December 31, 2008.  As a result, participants retain the benefits that they have already accrued, however no additional benefits will accrue after the effective date of the freeze.

We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate and expected long-term rate of return on assets.  Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans.  Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. In addition, management also consults with independent actuaries in determining these assumptions.  The excess of the projected benefit obligations over assets of the plans is $6.8 million at December 31, 2012.  We anticipate we will make a contribution of approximately $1.5 million to our pension plans in 2013.

We also have a postretirement health plan for our domestic union employees.  The postretirement health plan is unfunded.   We derive postretirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with our collective bargaining agreement, we have capped certain retirees to approximately $250 (not in thousands) per employee per month.  The unfunded post-retirement health care benefit obligation was $14.1 million at December 31, 2012.

401(k) Plan

We have a domestic contributory savings plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees.  The 401(k) Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2012, employees represented by the collective bargaining agreement who were hired after April1, 2012 were eligible for the employer match for up to 3% of their salaries, subject to eligibility rules. Effective January 1, 2013, all employees represented by the collective bargaining agreement will be eligible for the employer match for up to 3% of their salaries.  For all other employees, we match 50% of their elective deferrals up to the first 6% of eligible deferred compensation. The employer match expense in 2012 was $0.3 million.

In addition, we have a defined contribution pension plan (“Canadian Plan”) for our employees in Canada, whereby the employees must make a minimum of 1% contribution but can contribute up to 2.5% of their gross earnings.  The Canadian Plan requires employer matching.  There is a 700 hours worked eligibility requirement.  There is no vesting period.  In Canada, we also have a profit sharing plan, which provides for a contribution calculated at up to 7% of the net operating earnings, minus the employer contributions to the Canadian Plan.  The funds are distributed proportionately based on annual remuneration.  We incurred expenses related to these plans of $0.6 million in 2012.

Transactions With Certain Other Parties

In May 2011, we signed a Memorandum of Understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. All sales under the Memorandum of Understanding are based on a negotiated discount. Accounts receivable for product sales to Colt’s Manufacturing were $12.5 million and $2.2 million at December 31, 2012 and December 31, 2011, respectively. Transactions with Colt’s Manufacturing were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales of rifles to Colt’s Manufacturing	$73.3	$11.7	$0.9
Service fee income earned	1.1	0.4	0.4

For additional information on transactions with related and certain other parties, see “Note 11 Transactions With Related and Certain Other Parties” in Item 8 of this Form 10-K.

Off-balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Impact of Inflation

Although inflationary increases in certain costs, particularly labor, outsourced parts and raw materials, could potentially have an impact on our operating results, inflation has not significantly impacted our overall operations in the last three years.

Item 7.A                                                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had a foreign currency gain of $0.2 million for 2012 and foreign currency losses of $0.3 million and $0.7 million for 2011 and 2010, respectively.  The foreign currency amounts reported in the Consolidated Statements of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposure

As of December 31, 2012, we had $250.0 million in principal amount of fixed-rate Senior Notes outstanding. A hypothetical 100 basis point increase in interest rates would not impact the interest expense on our fixed-rate debt, which is not hedged. We had no variable rate debt outstanding at December 31, 2012.

Item 8.                                                         Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Members and Governing Board of Colt Defense LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in deficit and changes in cash flows present fairly, in all material respects, the financial position of Colt Defense LLC and its Subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 26, 2013

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

For the Years Ended December 31,

(In thousands of dollars)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$42,373	$38,236
Restricted cash	777	1,241
Accounts receivable, net	22,683	30,575
Inventories	40,561	36,215
Other current assets	3,416	2,481
Total current assets	109,810	108,748

Property and equipment, net	22,134	22,589
Goodwill	14,947	14,713
Intangible assets with finite lives, net	6,037	6,635
Deferred financing costs	7,642	9,312
Long-term restricted cash	810	810
Other assets	1,588	2,149
Total assets	$162,968	$164,956

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$6	$—
Capital lease obligations — current portion	—	1,148
Accounts payable	13,055	11,114
Accrued expenses	20,315	16,189
Pension and retirement obligations - current portion	626	609
Customer advances and deferred income	10,002	8,804
Accrued distributions to members	—	3,343
Total current liabilities	44,004	41,207

Long-term debt	247,567	247,186
Pension and retirement liabilities	20,261	17,896
Other long-term liabilities	2,423	1,501
Total long-term liabilities	270,251	266,583
Total liabilities	314,255	307,790
Commitments and Contingencies (Note 6 and 12)
Deficit:
Accumulated deficit	(137,446)	(129,704)
Accumulated other comprehensive loss	(13,841)	(13,130)
Total deficit	(151,287)	(142,834)
Total liabilities and deficit	$162,968	$164,956

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands of dollars)

	2012	2011	2010

Net sales	$213,328	$208,810	$175,805
Cost of sales	162,177	143,478	131,278
Gross profit	51,151	65,332	44,527
Operating expenses:
Selling and commissions	13,059	13,612	9,344
Research and development	4,747	5,578	4,536
General and administrative	14,285	13,098	11,621
Amortization of purchased intangibles	503	541	548
Total operating expenses	32,594	32,829	26,049
Operating income	18,557	32,503	18,478

Other (income)/expense:
Interest expense	24,579	24,010	24,598
Debt prepayment expense	—	295	1,246
Other (income) expense, net	(717)	39	411
Total other expenses, net	23,862	24,344	26,255

(Loss) income from continuing operations before provision for foreign income taxes	(5,305)	8,159	(7,777)
Provision for foreign income taxes	1,750	3,171	2,499
(Loss) income from continuing operations	(7,055)	4,988	(10,276)
Discontinued operations:
Loss from discontinued operations	—	—	(665)
Loss on disposal of discontinued operations	—	—	(208)
Net (loss) income	(7,055)	4,988	(11,149)
Less: Net loss (income) from discontinued operations attributable to non-controlling interest	—	—	84
Net (loss) income attributed to Colt Defense LLC members	$(7,055)	$4,988	$(11,065)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31,

(In thousands of dollars)

	2012	2011	2010

Net (loss) income	$(7,055)	$4,988	$(11,149)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	518	(444)	1,415
Change in pension and postretirement benefit plans, net	(1,229)	(5,202)	(3,089)
Comprehensive loss	$(7,766)	$(658)	$(12,823)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2012	2011	2010
Operating Activities
Net (loss) income	$(7,055)	$4,988	$(11,149)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	—	873
Depreciation and amortization	5,696	5,476	4,562
Amortization of financing fees	1,653	1,498	1,918
Pension curtailment expense	1,325	—	—
Deferred foreign income taxes	39	(271)	(161)
Loss (gain) on sale/disposals of fixed assets	4	(12)	(8)
Amortization of debt discount	381	348	318
Debt prepayment expense	—	295	1,246
Amortization of deferred income	(79)	(125)	(188)
Common unit compensation expense	17	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,091	(15,761)	5,501
Inventories	(4,158)	(4,765)	3,901
Prepaid expenses and other current assets	(984)	405	(198)
Accounts payable and accrued expenses	5,201	8,001	(5,052)
Accrued pension and retirement liabilities	(172)	(622)	(1,075)
Customer advances and deferred income	2,001	(46)	1,967
Other liabilities, net	463	(71)	(69)
Net cash provided by (used in) operating activities from continuing operations	12,423	(662)	2,386
Net cash used in operating activities from discontinued operations	—	(33)	(732)
Net cash provided by (used in) operating activities	12,423	(695)	1,654
Investing Activities
Purchases of property and equipment	(4,410)	(5,600)	(7,440)
Proceeds from sale/disposal of property	66	12	19
Change in restricted cash	464	(1,380)	465
Net cash used in investing activities from continuing operations	(3,880)	(6,968)	(6,956)
Net cash provided by investing activities from discontinued operations	—	—	14
Net cash used in investing activities	(3,880)	(6,968)	(6,942)
Financing Activities
Debt issuance costs	—	(1,636)	(75)
Line of credit advance	6	—	—
Capital lease obligation payments	(1,148)	(1,229)	(1,146)
Distributions paid to members	(3,343)	(12,889)	(4,976)
Net cash used in financing activities from continuing operations	(4,485)	(15,754)	(6,197)
Net cash used in financing activities from discontinued operations	—	—	(15)
Net cash used in financing activities	(4,485)	(15,754)	(6,212)
Effect of exchange rates on cash	79	209	239
Change in cash and cash equivalents	4,137	(23,208)	(11,261)
Cash and cash equivalents, beginning of period	38,236	61,444	72,705
Cash and cash equivalents, end of period	$42,373	$38,236	$61,444
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,198	$22,075	$22,817
Cash paid for foreign income taxes	3,207	2,574	3,313
Non-cash consideration for sale of equipment	75	—	—
Accrued debt issuance costs	—	17	—
Accrued purchases of fixed assets	516	364	78
Accrued distributions to members	—	3,343	15,606

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

For the Years Ended December 31,

(In thousands of dollars)

	Member Units	Accumulated Members’ Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance, December 31, 2009	132,174	$(104,912)	$(5,810)	$(96)	$(110,818)
Disposal of non-controlling interest	—	—	—	180	180
Distributions to members	—	(17,937)	—	—	(17,937)
Net loss	—	(11,065)	—	(84)	(11,149)
Other comprehensive (loss)/income:
Pension and postretirement health liabilities	—	—	(3,089)	—	(3,089)
Foreign currency translation	—	—	1,415	—	1,415
Comprehensive loss	—	—	—	—	(12,823)
Balance, December 31, 2010	132,174	(133,914)	(7,484)	—	(141,398)

Distributions to members	—	(778)	—	—	(778)
Net income	—	4,988	—	—	4,988
Other comprehensive loss:
Pension and postretirement health liabilities	—	—	(5,202)	—	(5,202)
Foreign currency translation	—	—	(444)	—	(444)
Comprehensive loss	—	—	—	—	(658)
Balance, December 31, 2011	132,174	(129,704)	(13,130)	—	(142,834)

Common unit compensation expense	—	17	—	—	17
Distribution to members	—	(704)	—	—	(704)
Net loss	—	(7,055)	—	—	(7,055)
Other comprehensive (loss)/income:
Pension and postretirement health liabilities	—	—	(1,229)	—	(1,229)
Foreign currency translation	—	—	518	—	518
Comprehensive loss	—	—	—	—	(7,766)
Balance, December 31, 2012	132,174	$(137,446)	$(13,841)	$—	$(151,287)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands of dollars, except unit and per unit data)

1.              Nature of Business

Colt Defense LLC was formed in 2002 as a Delaware limited liability company as a result of the re-organization of Colt’s Manufacturing Company, Inc. The defense and law enforcement rifle business was separated from the commercial handgun business. We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems for individual soldiers and law enforcement personnel. We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe and varied battle conditions. We also modify our rifles and carbines for civilian use and sell them to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), which sells these MSR’s into the U.S. commercial market.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at December 31, 2012 and 2011 consists of funds deposited to secure standby letters of credit primarily for performance guarantees related to our international business.

Revenue, Accounts Receivable and Credit Policies

We recognize revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. For certain “bill and hold” sales to the U.S. and Canadian governments, such sales and related accounts receivable are recognized upon inspection and acceptance of the rifles, including title transfer, by a government official and after we place the accepted rifles in a government approved location at our premises where they are held waiting shipping instructions. The sales value of such bill and hold sales where the shipments were still located at our premises at December 31, 2012, 2011 and 2010 were $0, $6,840 and $9,026, respectively.

We account for revenues and earnings under two long-term government contracts/programs with interrelated multiple elements (procurement of parts, manufacturing and refurbishment services) using concepts of proportionate performance. These contracts effect reported results for all periods presented. We estimate the total profit on each contract as the difference between the total estimated revenue and total estimated cost of the contract and recognize that profit over the remaining life of the contract using an output measure (the ratio of rifles completed to the total number of rifles to be refurbished under the contract). We compute an earnings rate for each contract, including general and administrative expense, to determine operating earnings. We review the earnings rate quarterly to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates and recognized contract to date earnings resulting from these assessments are made in the period the revisions are identified. Contract costs include production costs, related overhead and allocated general and administrative costs. Amounts billed and collected on this contract in excess of revenue recorded are reflected as customer advances and deferred income in the Consolidated Balance Sheets.

Anticipated contract losses are charged to operations as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including certain general and administrative expenses. If a contract is cancelled by the government for its convenience, we can make a claim against the customer for fair compensation for worked performed plus costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on costs incurred. When we have a customer claim, revenue arising from the claims process is either recognized as revenue or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. We had no claims recorded at any year-end presented.

Credit is extended based on an evaluation of each customer’s financial condition. Generally, collateral is not required, other than in connection with some foreign sales. If the circumstances warrant, we require foreign customers to provide either a documentary letter of credit or a prepayment.

Credit losses are provided for, primarily using a specific identification basis. Once a customer is identified as high risk based on the payment history and creditworthiness, we will provide an allowance for the estimated uncollectible portion. Accounts are considered past due based on the original invoice date. Write-offs of uncollectible accounts receivable occur when all reasonable collection efforts have been made. Neither provisions nor write-offs were material for any period presented. Our allowance for doubtful accounts at December 31, 2012 was $0 and at December 31, 2011 was $1.

Total
Balance at December 31, 2010	$216
Provision for (recovery of) doubtful accounts	(209)
Write-offs	(6)
Balance at December 31, 2011	$1
Provision for (recovery of) doubtful accounts	1
Write-offs	(2)
Balance at December 31, 2012	$—

Accounts receivable represent amounts billed and currently due from customers. There were no material amounts that were not expected to be collected within one year from the balance sheet date.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.

We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and declines in market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of building and equipment (including assets recorded under capital leases) and amortization of leasehold improvements are computed using the straight-line method over the estimated useful life of the assets or for leasehold improvements, over the life of the lease term if shorter. Depreciation and amortization of property and equipment for the years ended December 31, 2012, 2011 and 2010 was $4,891, $4,633 and $3,712, respectively. We did not enter into any capital leases during 2012 or 2011.

Expenditures that improve or extend the lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of:

	December 31,		Estimated
	2012	2011	Useful Life
Land	$362	$354	—
Building	2,718	2,521	33
Machinery and equipment	37,749	34,086	7-10
Furniture, fixtures and leasehold improvements	6,378	6,089	3-5
	47,207	43,050
Less accumulated depreciation and amortization	(28,162)	(23,531)
	19,045	19,519
Construction in process	3,089	3,070
Property and equipment, net	$22,134	$22,589

Goodwill

Goodwill is tested for impairment annually as of the end of our third fiscal quarter, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. Management estimates the fair value of each reporting unit primarily using the income approach. Specifically the discounted cash flow (“DCF”) model was utilized for the valuation of each reporting unit. Management develops cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. We also calculate the fair value of our reporting units using the market approach in order to corroborate our DCF model results. These methodologies used in the current year are consistent with those used in the prior year.

Since December 2012, there has been an extremely sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation, including legislation that has been introduced and is under active consideration in Congress and in state legislatures, would ban and/or restrict the sale of substantially all of our products, in their current configurations, into the commercial market, either throughout the United States or in particular states.  We considered this potential adverse change in our business climate to be a Triggering Event. Therefore, in addition to our annual goodwill impairment testing, we also performed a sensitivity analysis to determine the impact that a material decrease in LE/Commercial sales would have on our valuation. As of December 31, 2012, the fair value of our reporting units was substantially in excess of carrying value for all scenarios that we tested.

There were no impairment indicators of any goodwill during 2012, 2011 or 2010.  Changes in the carrying amount of goodwill are as follows:

Total
Balance at December 31, 2010	$14,950
Effect of foreign currency translation	(237)
Balance at December 31, 2011	14,713
Effect of foreign currency translation	234
Balance at December 31, 2012	$14,947

As of December 31, 2012 and 2011, there was an accumulated impairment of $1,245 on the gross book value of $16,192.

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

The net carrying value of our intangible assets with finite lives follows:

	As of December 31, 2012
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,533	$(640)	$1,893	30
Customer relationships other	7,219	(4,603)	2,616	20
Technology-based intangibles	3,610	(2,082)	1,528	15
	$13,362	$(7,325)	$6,037

	As of December 31, 2011
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,478	$(544)	$1,934	30
Customer relationships other	7,062	(4,091)	2,971	20
Technology-based intangibles	3,610	(1,880)	1,730	15
	$13,150	$(6,515)	$6,635

Amortization expense for these intangible assets for the years ended December 31, 2012, 2011 and 2010 was $704, $742 and $749, respectively, of which $202 in 2012, $201 in 2011 and $201 in 2010 were included in cost of sales in the Consolidated Statements of Operations. The Company expects to record annual amortization expense of $666, $635, $604, $573 and $542 for 2013, 2014, 2015, 2016 and 2017, respectively. The Canadian government customer intangible and technology based intangibles are amortized using the straight-line method. The other customers’ intangibles are amortized using the sum of the years’ digits method.

Prepaid License Fee

The prepaid license fee (see Note 11) is being amortized over its initial 20-year term. Amortization expense was $101 per year in 2012, 2011 and 2010.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt as a component of interest expense.

Warranty Costs

We generally warrant our military products for a period of one year and record the estimated costs of such product warranties at the time the sale is recorded. For direct foreign sales, posting a warranty bond for periods ranging from one to five years is occasionally required. Our estimated warranty costs are based upon actual past experience, our current production environment as well as specific and identifiable warranty. As of December 31, 2012 and 2011, the balance of our warranty reserve was $167 and $139, respectively.

Self-Funded Medical Plan

We maintain a self-funded employee group medical plan under which the liability is limited by individual and aggregate stop loss insurance coverage. Included in accrued expense in the accompanying Consolidated Balance Sheets is a liability for reported claims outstanding, as well as an estimate of incurred but unreported claims, based on our best estimate of the ultimate cost not covered by stop loss insurance. The actual amount of the claims could differ from the estimated liability recorded of $1,396 and $340 at December 31, 2012 and 2011, respectively.

Accrued Expenses

Accrued expenses consisted of:

	December 31,
	2012	2011
Accrued compensation and benefits	$5,770	$4,984
Accrued taxes	5,293	2,267
Accrued interest	3,230	2,923
Accrued commissions	1,229	2,872
Other accrued expenses	4,793	3,143
	$20,315	$16,189

Advertising Costs

We expense advertising as incurred. Advertising expense was $1,219 in 2012, $1,653 in 2011 and $774 in 2010.

Research and Development Costs

Research and development costs consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products.  Research and development costs incurred to develop new products and to enhance existing products, which are not specifically covered by contracts, and those costs related to our share of research and development activity in connection with cost-sharing arrangements are charged to expense as incurred. Research and development expenses were $4,747 in 2012, $5,578 in 2011 and $4,536 in 2010.

Research and development costs incurred under contracts with customers are included as a contract cost and reported as a component of cost of sales when revenue from such contracts is recognized. Government research and development support, not associated with specific contracts, is recorded as a reduction to cost of sales in the period earned.

Income Taxes

In accordance with the provisions of ASC Topic 740, an uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As of December 31, 2012 and 2011, we had no reserves for any uncertain tax positions.

Common Unit Compensation Expense

We use the Black-Scholes option pricing model to estimate the fair value of all unit-based compensation awards on the date of grant. The fair value of each time-based award is expensed on a straight-line basis over the requisite service period. For performance-based awards, compensation expense is recognized when it is probable that the performance conditions will be met.

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

Our Canadian operation is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and some intercompany transactions in currencies other than the Canadian dollar. As a matter of policy, we do not engage in interest rate or currency speculation. We have no derivative financial instruments to hedge this exposure. In our Consolidated Statements of Operations, we had a foreign currency gain of $155 for 2012 and foreign currency losses of $294 and $685 for 2011 and 2010, respectively.

Fair Value Measurements

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair values due to their short maturities.  The carrying value of our long-term debt of $247,567 and $247,186 at December 31, 2012 and 2011, respectively, was recorded at amortized cost.  The estimated fair value of long-term debt of approximately $161,250 and $172,500 at December 31, 2012 and 2011, respectively, was based on quoted market prices, which are Level 1 inputs.

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

During 2012 and 2011, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Retirement Benefits

We have pension and other post retirement benefit costs and obligations which are dependent on various assumptions. Our major assumptions relate primarily to discount rates, long-term return on plan assets and medical cost trend rates. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations.

Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook, an assessment of likely long-term trends and the cap limiting our required contributions. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. We are currently evaluating what impact, if any, ASU 2013-02 will have on our financial statements.

Presentation of Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This update eliminates the option to present components of other comprehensive income as part of the statement of equity, but it does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, FASB issued ASU 2011-12, which amends ASU 2011-05. This amendment defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both standards were effective for us beginning on January 1, 2012. The adoption of these standards had no impact on our operating results or financial position.

Intangibles — Goodwill and Other — In September 2011, FASB issued ASU 2011-08, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment was effective for reporting periods beginning after December 15, 2011. This amendment does not impact the quantitative testing methodology, should it be necessary. We adopted this standard on January 1, 2012 and it had no impact on our operating results or financial position.

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

Revision to the consolidated financial statements

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012 certain errors were identified that affected our reported results for the years ended December 31, 2010 and 2011 and our quarterly reported results in 2011 and 2012.  These errors related to the post-retirement health plan accounting and, as previously reported, a sales transaction recognized in the first quarter of 2012 that should have been recognized in the second quarter of 2012.  As a result of these errors, we concluded that we would revise our consolidated financial statements for the years ended December 31, 2011 and 2010 and each quarter of 2011 and certain quarters within 2012. Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all of the periods presented.

A description of the errors follows:

Post-retirement health plan accounting - We identified errors related to certain actuarial assumptions used in the calculation of claims data, administrative fees and a cap on benefits for a certain group of retirees.  As of January 1, 2008, our accumulated deficit was overstated by $1,168 related to the overstatement of the post-retirement liability of $1,396 and understatement of accumulated other comprehensive income of $229 related to this error.

As a result of this error, the post-retirement health expense that we recorded in cost of sales for the year ended December 31, 2010 was overstated by $105 and for the year ended December 31, 2011 was understated by $208.  The errors also had the effect of increasing the other comprehensive loss by $1,272 for the year ended December 31, 2010 and increasing other comprehensive income by $317 for the year ended December 31, 2011.  These errors also resulted in the overstatement of the reported accrued post-retirement liability by $338 and understatement of accumulated comprehensive loss of $727 at December 31, 2011.  Further, as of December 31, 2011, the accrued post-retirement health liability current balance was decreased by $281 and the accrued post-retirement liability long-term balance was increased by $281 to properly reflect the long-term nature of the liability.

Sales cut-off — During the first quarter of 2012, we recognized a sales transaction that should have been recognized in the second quarter of 2012.  To correct the error, we decreased net sales by $724 and decreased cost of goods sold by $271 for the quarter ended March 31, 2012 and increased net sales by $724 and increased cost of goods sold by $271 for the quarter ended June 30, 2012.

Impact of the revision

Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all periods previously reported. The effects of the revision on our Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 follow:

For the year ended December 31, 2011

	Previously Reported	Adjustments	Revised
Cost of sales	$143,270	$208	$143,478
Gross profit	65,540	(208)	65,332
Operating income	32,711	(208)	32,503
(Loss) income from continuing operations before provision for foreign income taxes	8,367	(208)	8,159
(Loss) income from continuing operations	5,196	(208)	4,988
Net (loss) income	5,196	(208)	4,988
Net (loss) income attributable to Colt Defense LLC members	5,196	(208)	4,988

For the year ended December 31, 2010

	Previously Reported	Adjustments	Revised
Cost of sales	$131,383	$(105)	$131,278
Gross profit	44,422	105	44,527
Operating income	18,373	105	18,478
(Loss) income from continuing operations before provision for foreign income taxes	(7,882)	105	(7,777)
(Loss) income from continuing operations	(10,381)	105	(10,276)
Net (loss) income	(11,254)	105	(11,149)
Net (loss) income attributable to Colt Defense LLC members	(11,170)	105	(11,065)

The effects of the revision on our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010 follow:

For the year ended December 31, 2011

	Previously Reported	Adjustments	Revised
Net (loss) income	$5,196	$(208)	$4,988
Change in pension and postretirement benefit plans, net	(5,519)	317	(5,202)
Comprehensive loss	(767)	109	(658)

For the year ended December 31, 2010

	Previously Reported	Adjustments	Revised
Net (loss) income	$(11,254)	$105	$(11,149)
Change in pension and postretirement benefit plans, net	(1,817)	(1,272)	(3,089)
Comprehensive loss	(11,656)	(1,167)	(12,823)

The effects of the revisions on our Consolidated Balance Sheet as of December 31, 2011 follow:

	Previously Reported	Adjustments	Revised
Pension and retirement obligations — current portion	$890	$(281)	$609
Total current liabilities	41,488	(281)	41,207
Pension and retirement obligations	17,953	(57)	17,896
Total long-term liabilities	266,640	(57)	266,583
Total liabilities	308,128	(338)	307,790
Accumulated deficit	(130,769)	1,065	(129,704)
Accumulated other comprehensive loss	(12,403)	(727)	(13,130)
Total deficit	(143,172)	338	(142,834)

The effects of the revision on our consolidated statements of cash flows for the years ended December 31, 2011 and 2010:

For the year ended December 31, 2011

	Previously Reported	Adjustments	Revised
Cash flows from operating activities:
Net (loss) income	$5,196	$(208)	$4,988
Accrued pension and retirement liabilities	(830)	208	(622)

For the year ended December 31, 2010

	Previously Reported	Adjustments	Revised
Cash flows from operating activities:
Net (loss) income	$(11,254)	$105	$(11,149)
Accrued pension and retirement liabilities	(970)	(105)	(1,075)

2010 and 2009 Revisions

As previously reported, during the first quarter of 2011, we identified a $3,259 understatement of goodwill related to our acquisition of Colt Canada and corresponding understatement of deferred tax liabilities. These understatements are attributable to the initial application of purchase accounting in 2005.  We corrected this immaterial error through revision of our previously reported historical financial statements. As a result, our net loss for the year ended December 31, 2010 decreased by $160 to $(11,254). Our December 31, 2009 opening total deficit balance in our Consolidated Statements of Changes in Deficit decreased by $1,673. Based on an analysis of qualitative and quantitative factors, this error was deemed immaterial to all periods previously reported.

Prior Period Adjustments

During the first quarter of 2011, fourth quarter of 2011 and the full year of 2011, the Company recorded pre-tax adjustments of $127, $316 and $621, respectively, related to immaterial errors in prior periods. Management has concluded based on its quantitative and qualitative analysis such amounts are not material to our current or prior period interim and annual financial statements.

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

The following table summarizes the components of the discontinued operations for Colt Rapid Mat:

	2012	2011	2010
Net sales	$—	$—	$612
Loss from discontinued operations	—	—	(665)
Loss on disposal of discontinued operations	—	—	(208)

A loss on disposal of discontinued operations of $208 was recognized in 2010 as a result of the disposal of Colt Rapid Mat’s assets.  Additionally, included in the loss from discontinued operations in the Consolidated Statements of Operations is net loss attributed to non-controlling interest of $84 for the year ended December 31, 2010.

4.              Inventories

Inventories consist of:

	December 31,
	2012	2011
Materials	$29,177	$22,422
Work in process	7,829	8,211
Finished products	3,555	5,582
	$40,561	$36,215

5.              Notes Payable and Long-term Debt

Credit Agreement

On September 29, 2011, Colt Defense LLC, as the U.S. Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as Guarantor, entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  The Company expects to use the proceeds for working capital and general corporate purposes, as needed.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offer Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing and fees for letters of credit varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement. There is an unused line fee ranging from .375% to .50% per annum, payable quarterly on the unused portion under the facility and a $40 annual servicing fee.

Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. We paid $1,636 of debt issuance costs in 2011 related to the Credit Agreement, which matures on September 28, 2016.

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the lender may assume control over our cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, cross-defaults with other material indebtedness, certain events of bankruptcy or insolvency, judgments in excess of a certain threshold and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if excess availability falls below $9,000 and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. As of December 31, 2012, we were in compliance with all covenants and restrictions.

As of December 31, 2012, there was a $6 line of credit advance and $1,715 of letters of credit outstanding under the Credit Agreement.  The $6 advance, which was automatically made by Wells Fargo on our behalf in order to pay a letter of credit fee, was non-interest bearing and was repaid in full in January 2013.

Senior Notes

On November 10, 2009, Colt Defense LLC (Parent) and Colt Finance Corp, a 100%-owned finance subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount will be amortized as additional interest expense over the life of the indebtedness.

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

Outstanding long-term debt balances and weighted average interest rates at December 31, 2012 and 2011 were as follows:

		Weighted		Weighted
	Year Ended	Average	Year Ended	Average
	December 31,	Effective	December 31,	Effective
	2012	Interest Rate	2011	Interest Rate
Senior notes (a)(b)	$250,000	9.0%	$250,000	9.0%
Unamortized discount	(2,433)		(2,814)
	247,567		247,186
Less: current portion	—		—
	$247,567		$247,186

(a)                                 Interest expense for 2012 and 2011 includes $381 and $348, respectively, of amortization of original issue discount.

(b)                                 The senior notes bear interest at 8.75%. The effective rate of these notes is 9%, giving effect to the original issue discount.

Financing Costs

When we incur costs associated with financing arrangements, we defer the costs and amortize them to interest expense over the term of the related debt. In 2011, we incurred $1,653 of financing costs when we entered into the Credit Agreement, of which $1,636 was paid in 2011. The remaining $17 of accrued financing costs was subsequently reversed in 2012.  In 2010, we incurred $75 of financing costs to amend a revolving credit facility, which was subsequently terminated when we entered into the Credit Agreement. Amortization of deferred financing costs for years ended December 31, 2012, 2011 and 2010 were $1,653, $1,498 and $1,835, respectively.

A summary of deferred financing fee activity follows:

Total
Balance at December 31, 2010	$9,452
Amortization of deferred financing costs	(1,498)
Debt prepayment expense	(295)
Financing fees paid and accrued	1,653
Balance at December 31, 2011	$9,312
Amortization of deferred financing costs	(1,653)
Debt prepayment expense	—
Financing fees paid and accrued	(17)
Balance at December 31, 2012	$7,642

Debt Prepayment Expense

If a financing arrangement is terminated early, we expense any unamortized financing costs to debt prepayment expense at the time of termination. Total debt prepayment expense, which was included in the Consolidated Statements of Operations, related to the above debt refinancing activities and amendments were:

	2012	2011	2010
Write-off of deferred financing costs	$—	$295	$1,246
	$—	$295	$1,246

6.              Lease Obligations

Future minimum lease payments at December 31, 2012 are as follows:

Operating
Leases
2013	$912
2014	958
2015	828
2016	19
Total minimum lease payments	$2,717

As of December 31, 2012, we did not have any assets subject to capital leases. As of December 31, 2011, machinery and equipment with an original cost of $6,641 was recorded under capital leases, with an accumulated depreciation of approximately $5,252. Amortization of assets under capital leases was included in depreciation expense.

In October 2012, we signed an amendment to the operating lease for our corporate headquarters and primary manufacturing facility in West Hartford, CT. The lease amendment, which is with a related party, extends our lease for three years to October 25, 2015. Terms of the lease amendment include monthly rent of $69 in the first year of the extension period and a 2% rent increase in each of the two subsequent years of the extension period. We are responsible for all related expenses, including taxes, maintenance and insurance. We have a $250 security deposit related to this lease arrangement.

In addition to the operating lease for our West Hartford facilities, we also had operating lease contracts for some office equipment and vehicles as of December 31, 2012. Rent expense under our operating leases was $1,048, $1,095 and $1,008 in 2012, 2011 and 2010, respectively. Rent expense is net of rental income of $192 in 2012, $161 in 2011 and $161 in 2010 for the portion of the West Hartford facility subleased to Colt’s Manufacturing. The Colt’s Manufacturing sublease expires in October 2015.

7.              Income Taxes

The components of (loss) income from continuing operations before foreign income taxes consisted of:

	December 31,
	2012	2011	2010
United States	$(11,923)	$(4,559)	$(15,930)
Foreign	6,618	12,718	8,153
Total	$(5,305)	$8,159	$(7,777)

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. Our Canadian operation files separate income tax returns in Canada. We also incur withholding tax on royalty and interest income as well as other distributions received from our Canadian subsidiary. Our limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, we make distributions to members equal to 45% of the highest taxable income allocated to any common unit, to the extent our Governing Board determines that sufficient funds are available. Based on our results, we have not recorded a gross member tax distribution liability for the year ended December 31, 2012.

The provision (benefit) for foreign income taxes consists of the following:

	December 31,
	2012	2011	2010
Current	$1,711	$3,442	$2,660
Deferred	39	(271)	(161)
Total	$1,750	$3,171	$2,499

The difference between our consolidated effective tax rate and the U.S. Federal statutory tax rate, results primarily from U.S. income taxable to our members, the difference between the U.S. and Canadian statutory rates, Canadian non-deductible expenses, Canadian research and development tax credits, and withholding taxes on Canadian and Malaysian royalty expenses.

The components of our deferred income taxes consisted of:

	December 31,
	2012	2011
Deferred tax assets
Reserves	$255	$340
Deferred tax liabilities
Intangible assets	(1,127)	(1,226)
Fixed assets	(388)	(275)
Other	(70)	(98)
Total	$(1,330)	$(1,259)

The net long-term deferred tax liability, which is included in other long-term liabilities in the Consolidated Balance Sheets, was $1,515 and $1,501 at December 31, 2012 and 2011, respectively.  The net current deferred tax asset, which is included in other current assets in the Consolidated Balance Sheets, was $185 and $242 at December 31, 2012 and 2011, respectively.

In accordance with the provisions of ASC Topic 740, an uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As of December 31, 2012 and 2011, we had no reserves for any uncertain tax positions.

8.              Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans (“Plans”) that cover substantially all eligible salaried and hourly U.S. employees.

We also provide certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in our consolidated financial statements during the employees’ active working career. In connection with our collective bargaining agreement, we have capped certain retirees to approximately $250 (not in thousands) per employee per month.

We recognize the projected liability for our pension benefits and postretirement health care coverage in excess of plan assets. Obligations for both pension and postretirement plans are measured as of our December 31 year end.

Disclosures related to the pension plans and the postretirement health care coverage follows:

			Postretirement
	Pension Plans		Healthcare Coverage
	2012	2011	2012	2011
Projected benefit obligation at beginning of year	$25,590	$21,284	$12,524	$11,968
Service cost	455	287	256	179
Interest cost	1,141	1,090	527	573
Plan amendments	951	—	—	—
Actuarial loss	1,766	3,633	1,286	274
Benefits paid	(735)	(704)	(502)	(470)
Projected benefit obligation at end of year	29,168	25,590	14,091	12,524

Fair value of plan assets at beginning of year	19,609	19,328	—	—
Employer contributions	1,500	1,293	502	471
Actual return on plan assets	1,998	(308)	—	—
Benefits paid	(735)	(704)	(502)	(471)
Fair value of plan assets at end of year	22,372	19,609	—	—

Unfunded benefit obligation at end of year	$(6,796)	$(5,981)	$(14,091)	$(12,524)

The components of the unfunded benefit obligations of the hourly and salaried defined benefit plans follow:

	2012			2011
	Hourly	Salaried		Hourly	Salaried
	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$20,474	$8,694	$29,168	$17,775	$7,815	$25,590
Fair value of plan assets	15,602	6,770	22,372	13,687	5,922	19,609
Unfunded benefit obligation	$(4,872)	$(1,924)	$(6,796)	$(4,088)	$(1,893)	$(5,981)

Effective December 31, 2012, we froze the pension benefits under the hourly defined benefit plan. Benefits under the salaried defined benefit plan have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits will accrue after the effective date of the freeze.

The components of cost recognized in our statement of operations for our pension plans are as follows:

	December 31,
	2012	2011	2010
Service cost	$455	$287	$361
Interest cost	1,141	1,090	1,123
Expected return on assets	(1,641)	(1,549)	(1,389)
Curtailment of hourly plan	1,325	—	—
Amortization of unrecognized prior service costs	244	170	170
Amortization of unrecognized loss	813	495	358
Net periodic cost	$2,337	$493	$623

The components of cost recognized in our statement of operations for our postretirement health cost coverage are as follows:

	December 31,
	2012	2011	2010
Service cost	$256	$179	$201
Interest cost	527	573	612
Amortization of unrecognized prior service costs	(172)	(172)	(212)
Amortization of unrecognized loss	208	70	91
Effect of curtailments and settlements	—	—	(714)
Net periodic cost (income)	$819	$650	$(22)

The components of cost recognized in other comprehensive loss for our pension and postretirement health plans are as follows:

		Post
	Pension	Retirement
	Plans	Health	Total
Balance at December 31, 2010	$(8,269)	$(1,874)	$(10,143)
Recognized in other comprehensive loss	(4,826)	(376)	(5,202)
Balance at December 31, 2011	(13,095)	(2,250)	(15,345)
Recognized in other comprehensive loss	22	(1,251)	(1,229)
Balance at December 31, 2012	$(13,073)	$(3,501)	$(16,574)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2013 is as follows:

		Post
	Pension	Retirement
	Plans	Health
Prior service cost/(gain)	$—	$(172)
Actuarial loss	420	284
Total	$420	$112

Weighted-average assumptions used in determining the year-end benefit obligation are as follows:

	Hourly		Salaried		Postretirement
	Pension Plan		Pension Plan		Healthcare
	2012	2011	2012	2011	2012	2011
Discount rate	3.75%	4.25%	4.0%	4.50%	3.5%	4.25%
Expected return on plan assets	7.5%	8.00%	7.5%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for the years ended December 31 are as follows:

	Hourly			Salaried
	Pension Plan			Pension Plan
	2012	2011	2010	2012	2011	2010
Discount rate	3.75%	4.25%	5.50%	4.0%	4.50%	5.50%
Expected return on plan assets	7.5%	8.00%	8.00%	7.5%	8.00%	8.00%

	Postretirement Health
	2012	2011	2010
Discount rate	3.5%	4.25%	5.50%
Expected return on plan assets	N/A	N/A	N/A

Defined Benefit Plans

The long-term rate of return on pension plan assets represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. We used a building block approach to develop the long-term return on plan assets assumption. The rates of return in excess of inflation were considered separately for equity securities, debt securities and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on pension plan assets.

We have developed an investment strategy for the Plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the Plans’ assets is the emphasis on consistent growth; specifically, growth in a manner that protects the Plans’ assets from excessive volatility in market value from year to year. The investment policy also takes into consideration the benefit obligations, including expected timing of distributions.

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

Our overall investment strategy is to achieve a mix of approximately 50% equity securities, 45% fixed income securities and 5% cash equivalents. This target allocation has not changed from the prior year.

We re-balance our portfolio periodically to realign the actual asset allocation with our target allocation. The percentage allocation to each asset class may vary depending upon market conditions.  The Plans’ assets are stated at fair market value. The fair value of the Plans’ assets by asset category and level were as follow:

	Fair Value Measurements at
	December 31, 2012
		Allocation
	Total	Percent	Level 1	Level 2	Level 3
Equity mutual funds	$11,344	51%	$11,344	$—	$—
Fixed income mutual funds	7,193	32%	7,193	—	—
Money market funds	644	3%	644	—	—
Stable value	3,191	14%	—	3,191	—
	$22,372	100%	$19,181	$3,191	$—

	Fair Value Measurements at
	December 31, 2011
		Allocation
	Total	Percent	Level 1	Level 2	Level 3
Equity mutual funds	$9,858	50%	$9,858	$—	$—
Fixed income mutual funds	6,211	32%	6,211	—	—
Money market funds	384	2%	384	—	—
Stable value	3,156	16%	—	3,156	—
	$19,609	100%	$16,453	$3,156	$—

Level 1 assets were based on fund value at the close of market on December 31, 2012.  Level 2 assets consist of a stable value fund which was comprised of varying fixed income securities contained within a financial contract and was recorded at fair value.

We anticipate making pension contributions of approximately $1,500 to the plans in 2013.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of 2012.

		Post
	Pension	Retirement
Years ending	Plans	Health
2013	$1,337	$626
2014	1,349	672
2015	1,354	709
2016	1,403	750
2017	1,445	784
2018-2022	7,756	4,228

Defined Contribution Plans

We have a domestic contributory savings plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees.  The 401(k) Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2012, employees represented by the collective bargaining agreement who were hired after April 1, 2012 were eligible for the employer match for up to 3% of their salaries, subject to eligibility rules. Effective January 1, 2013, all employees represented by the collective bargaining agreement will be eligible for the employer match for up to 3% of their salaries.  For all other employees, we match 50% of their elective deferrals up to the first 6% of eligible deferred compensation. Employer match expense was $310, $272 and $259 for 2012, 2011 and 2010, respectively.

Our Canadian operation has a defined contribution pension plan whereby the employees can make voluntary contributions up to 2.5% of their gross earnings. This plan requires employer matching. There is a 700 hours worked eligibility requirement. There is no vesting period. The Canadian operation also has a profit sharing plan, which provides for a contribution calculated at up to 7% of the net operating earnings, minus the employer contributions to the pension plan. The funds are distributed proportionately based on years of service and annual remuneration. Our Canadian operation incurred expenses related to these plans of $603, $1,020 and $527 in 2012, 2011 and 2010, respectively.

9.              Colt Defense LLC Accumulated Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of December 31, 2012 and 2011 were 132,174. No preferred units have been issued.

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

Colt Defense Employee Plan Holding Corp (“E-Plan Holding”) is wholly owned by the Colt Defense LLC Profit Sharing Plan (“PSP”). The PSP was converted from an employee stock ownership plan to a profit sharing plan effective January 1, 2009. We have no obligation to make any future contributions to E-Plan Holding or the PSP. No common units were purchased during 2012, 2011 or 2010. At December 31, 2012, E-Plan Holding owns 1,205 of our outstanding units.

10.       Common Unit Compensation

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (“LTIP”). The purpose of the LTIP is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the LTIP may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 common units have been reserved for issuance in connection with awards under the LTIP.

Under the LTIP, the exercise price of option awards is set at the grant date and may not be less than the fair market value per unit on that date. The term of each option is ten years from the grant date. The vesting periods, which vary by grant, may be time based, performance based or a combination thereof. Compensation expense equal to the grant date fair value is generally recognized over the period during which the employee is required to provide service in exchange for the award or as the performance obligation is met. Fair value was estimated on the date of grant using the Black-Scholes valuation method.

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). Common unit compensation expense, which is included in general and administrative expense in our Consolidated Statements of Operations, was $17 in 2012. We did not record any common unit compensation expense in 2011 or 2010.

11.       Transactions With Related and Certain Other Parties

We have a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing partner is also a member of Colt Defense’s Governing Board. Under the terms of the agreement, we also reimburse Sciens Management for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the related expenses are recorded in general and administrative expenses in our Consolidated Statements of Operations. We incurred annual advisory fees and related expenses of $356, $450, and $389 during 2012, 2011 and 2010, respectively.

We have a license agreement (the “License”) with New Colt for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to New Colt’s wholly-owned subsidiary, Colt’s Manufacturing of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. At December 31, 2012 and 2011 this asset had an unamortized balance of $1,109 and $1,210, respectively.

In August 2012, we signed the Services Agreement — 2012 (“Services Agreement”), under which we will provide certain factory, administrative and data processing services to Colt’s Manufacturing for an annual fee of $1,766. Service fee income is included in other (income) expense, net in the Consolidated Statements of Operations.  In addition, under the terms of the Services Agreement, Colt’s Manufacturing paid us at an estimated rate of $35 per month for their electricity usage in July and August 2012. Since September 1, 2012, we have invoiced Colt’s Manufacturing each month for the cost of their actual electricity usage based on a newly installed meter. The amount received for electricity usage for the period from September 1 to December 31, 2012 was approximately $81. These amounts are included in cost of sales and operating expenses in the Consolidated Statements of Operations.

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

In May 2011, we signed a Memorandum of Understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. Accounts receivable for product sales to Colt’s Manufacturing were $12,448 and $2,161 at December 31, 2012 and December 31, 2011, respectively. Transactions with Colt’s Manufacturing were as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales of rifles to Colt’s Manufacturing	$73,292	$11,746	$855
Service fee income earned	1,098	430	430

During 2012, we entered into a contract to supply the M45A1 Close Quarters Battle Pistol to the United States Marine Corps and we have begun offering this product to our international customers. This product is manufactured and supplied to us by Colt’s Manufacturing pursuant to purchase orders.  Purchases of the M45A1 and other products and services from Colt’s Manufacturing, a related party, were $1,235 in 2012, $171 in 2011 and $0 in 2010. Outstanding accounts payable related to these purchase were $249 as of December 31, 2012 and $14 as of December 31, 2011.

During 2009, Colt Security LLC (“Security”), a wholly-owned subsidiary of E-Plan Holding, assumed responsibility for providing security guard services to us, effective January 1, 2009. At that time, Security employed all of the security guards previously employed by us and leased them back to us. We incurred employee leasing costs of $921 in 2012, $869 in 2011 and $858 in 2010.

We also lease our West Hartford facility from NPA Hartford, a related party and we sublease a portion of our facilities to Colt’s Manufacturing. For information about our related party rent expense and sublease rental income, see “Note 6 Lease Obligations.”

Our union employees at our West Hartford, Connecticut facility are members of a single bargaining unit with the employees of Colt’s Manufacturing and a single collective bargaining agreement covers both companies.

12.       Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	As of December 31,
	2012	2011
Standby letters of credit secured by restricted cash	1,253	$1,660
Standby letters of credit secured by Credit Agreement	1,715	—
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	702	804

At December 31, 2012 and 2011, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $2,357 and $2,102, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2012 and 2011, our remaining gross offset purchase commitments totaled $68,180 and $58,466, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,804 and $1,563 as of December 31, 2012 and 2011, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various legal claims and disputes in the ordinary course of our business.   As such, we accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  We evaluate, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  During 2012, we settled a matter for $625.

During 2012, we were examined by a tax authority. Pursuant to our limited liability company agreement, in the event of an audit, we are obligated, on behalf of our members, for any settlement related expenses. During the second quarter of 2012, we recorded an estimated $650 of accrued expenses and $320 of interest expense for a potential audit settlement. During the first quarter of 2013, we reached an agreement with the tax authority and paid the settlement amount of $1,000.  As a result, in the fourth quarter of 2012, we increased our accrued expense to $695 and decreased our accrued interest expense to $305 to accurately reflect the settlement liability.

13.       Segment Information

Our small arms weapons systems segment represents our core business, as all of our operations are conducted through this segment.  The small arms weapons systems segment consists of two operating segments, weapons systems and spares/other. These operating segments have similar economic characteristics and have been aggregated into the Company’s one reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally.  In addition, we manufacture and sell rifles and carbines to Colt’s Manufacturing, which sells them into the commercial market.

Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions for the small arms weapons systems segment.  See the footnotes that follow the reconciliation table below for additional information regarding the adjustments made to arrive at Adjusted EBITDA of the small arms weapons systems segment.

The following tables represent a reconciliation of Adjusted EBITDA from continuing operations to (loss) income from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Statements of Operations Data:
(Loss) income from continuing operations	$(7,055)	$4,988	$(10,276)
Provision for foreign income taxes	1,750	3,171	2,499
Depreciation and amortization (i)	5,696	5,476	4,562
Interest expense, net	24,579	24,010	24,598
Sciens Management fees and expenses (ii)	356	450	389
Pension curtailment expense (iii)	1,325	—	—
Other expenses, net (iv)	381	764	2,087
Adjusted EBITDA	$27,032	$38,859	$23,859

(i)                           Includes depreciation and amortization of intangible assets.

(ii)                        Includes fees and expenses pursuant to our advisory agreement with Sciens Management.

(iii)                     Noncash expense associated with the curtailment of our bargaining unit pension plan.

(iv)                    Includes income and/or expenses such as the write-off of unamortized deferred financing fees associated with the refinancing of credit facilities, transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	2012	2011	2010
United States	$111,852	$89,538	$108,348
Canada	29,982	26,064	17,564
Europe	16,501	34,908	32,079
Asia/Pacific	45,866	26,762	5,036
Middle East/Africa	3,675	26,188	5,770
Latin America/Caribbean	5,452	5,350	7,008
	$213,328	$208,810	$175,805

Long-lived assets are net fixed assets attributed to specific geographic regions:

	2012	2011
United States	$17,272	$18,249
Canada	4,862	4,340
	$22,134	$22,589

Major Customer Information

Sales to Colt’s Manufacturing represented 34% of sales in 2012. In 2011 and 2010 sales to Colt’s Manufacturing did not exceed 10% of net sales. Sales to the U.S. government represented 11% of net sales in 2012, 31% in 2011 and 55% 2010.

In 2012, two direct foreign customers accounted for 21% and 10% of net sales, respectively. In 2011, sales to a direct foreign customer represented 11% of our net sales. No sales to any one direct foreign customer exceeded 10% of our net sales in 2010.

14.       Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivables. At December 31, 2011, the three largest individual trade receivable balances accounted for 53%, 15% and 10% of total accounts receivables.

Labor

The Union represents approximately 68% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

15.       Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2012	2011
Deferred Canadian income taxes	$1,515	$1,501
Deferred income	905	—
Other	3	—
	$2,423	$1,501

16.       Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2009	$1,138	$(8,192)	$1,244	$(5,810)
Change in pension and postretirement health liabilities	(758)	(2,331)	—	(3,089)
Currency translation	—	—	1,415	1,415
Balance, December 31, 2010	380	(10,523)	2,659	(7,484)

Change in pension and postretirement health liabilities	(2)	(5,200)	—	(5,202)
Currency translation	—	—	(444)	(444)
Balance, December 31, 2011	378	(15,723)	2,215	(13,130)

Change in pension and postretirement health liabilities	447	(1,676)	—	(1,229)
Currency translation	—	—	518	518
Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,841)

17.       Quarterly Operating Results (Unaudited)

	For The Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$43,853	$45,836	$56,555	$67,084
Gross profit	7,829	8,834	16,442	18,046
Net (loss) income	(7,088)	(6,237)	2,894	3,376

	For The Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$48,497	$36,550	$58,877	$64,886
Gross profit	13,039	10,983	18,830	22,480
Net (loss) income	(1,792)	(1,919)	3,373	5,326

During the fourth quarter of 2012, we identified errors related to the post-retirement health plan and a sales transaction (see Note 2).  As a result of these errors, we revised previously reported quarterly financial data to correct for these errors.  The correction of the error related to the post-retirement health plan was recorded as a reduction of gross profit and net income of $33, $32, $32, $111, $25, $25 and $115 for the quarters ended  March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, respectively.    The correction of the error for the sales transaction was recorded as a reduction to net sales of $724, gross profit of $453 and net income of $453 for the quarter ended March 31, 2012 and an recorded as an increase to net sales of $724, gross profit of $453 and net income of $453 for the quarter ended June 30, 2012.  The correction of these errors is reflected in the above table. Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all periods previously reported.

18.       Subsequent Events

Common Unit Repurchase

On March 22, 2013, we purchased 31,165.589 common units (the “Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, the “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14.0 million pursuant to an equity purchase agreement dated as of March 22, 2013 (the “Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds. In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under our Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The resignation of Vince Lu and Marc Baliotti, the directors appointed to the Governing Board by the Blackstone Funds, was effective upon consummation of the Unit Repurchase. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds and provides that, upon certain events occurring prior to September 22, 2013, including an acquisition of Colt Defense, a purchase by Colt Defense of common units from one of our members or a cash distribution (other than a tax distribution) by Colt Defense to our members, we may be required to pay additional amounts to the Blackstone Funds if the per unit purchase price in such subsequent transaction exceeds the per unit purchase price paid to the Blackstone Funds.

Credit Agreement Amendment

In connection with the Unit Repurchase, on March 22, 2013, the lenders under the Credit Agreement entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transactions pursuant to the Unit Repurchase Agreement.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended), as of December 31, 2012. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective, in all material respects, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control — Integrated Framework, issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                                                Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Each member of our Governing Board is elected annually and serves until the next annual meeting of members or until his successor is elected or qualified. Set forth below is information concerning our executive officers and members of our Governing Board as of December 31, 2012.

Name	Age	Position
Gerald R. Dinkel	66	Chief Executive Officer and Manager
Scott B. Flaherty	47	Chief Financial Officer
J. Michael Magouirk	51	Chief Operating Officer
Jeffrey G. Grody	57	General Counsel and Secretary
Cynthia J. McNickle (1)	46	Chief Accounting Officer
Daniel J. Standen	44	Manager, Chairman of the Governing Board
Marc C. Baliotti (2)	42	Manager
General George W. Casey Jr., USA (ret.)	63	Manager
Gen. the Lord Guthrie of Craigiebank	73	Manager
Michael Holmes	47	Manager
Vincent Lu (2)	48	Manager
John P. Rigas	49	Manager
Philip A. Wheeler	70	Manager

(1)         Cynthia J. McNickle resigned her position as Chief Accounting Officer effective January 11, 2013. Effective January 14, 2013, Leslie S. Striedel, our V.P. of Finance and Administration, assumed the responsibilities previously performed by Ms. McNickle.

(2)         On March 22, 2013, we repurchased 31,165.589 common units from the Blackstone Funds for an aggregate purchase price of $14.0 million. Upon the consummation of this transaction, Marc C. Baliotti and Vincent Lu, the directors appointed by the Blackstone Funds, resigned from Colt Defense’s Governing Board.

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

Scott B. Flaherty has been our Chief Financial Officer since October 2010.  He served as our Chief Corporate Development Officer from May 2009 to October 2010.  Prior to joining our company in 2009, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group, for various industry verticals.  Prior to joining Banc of America Securities in 2001, Mr. Flaherty was an investment banker at Credit Suisse First Boston.  He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation from 1987 to 1995.  Mr. Flaherty received a BS from Worcester Polytechnic Institute and an MBA from the Leonard N. Stern School of Business at New York University.

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

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

Introduction

The following discusses the executive compensation programs of Colt Defense, and the compensation of the Named Executive Officers for 2012.  As used herein, the term “Named Executive Officers” refers to:

•                       Gerald R. Dinkel, President and Chief Executive Office since October 2010

•                       Scott B. Flaherty, Sr. VP and Chief Financial Officer since October 2010

•                       Jeffrey G. Grody, Sr. VP and General Counsel since September 2005

•                       J. Michael Magouirk, Sr. VP of Operations and COO since November 2008

Compensation Program Objectives and Philosophy

The primary objective of the management compensation program has been to attract and retain highly qualified executive officers with the backgrounds, experience and skills necessary to successfully manage our business and to present our company and its products credibly to military, law enforcement and commercial customers worldwide.  In support of these objectives, we:

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

The Governing Board has reviewed and discussed compensation of our executive officers and other employees, as well as this Compensation Discussion and Analysis, with our executive management.  Based on this review and discussion, the Governing Board has determined that this Compensation Discussion and Analysis should be included in this Form 10-K

Components of Compensation

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

Cash Bonus Incentive Compensation

The annual cash bonus incentive compensation plan is designed as a retention tool and to reward participating individuals for individual and corporate achievement for the year. During 2012, consistent with our practice in prior years, the cash bonus incentive plan was informal, with cash bonuses awarded on a discretionary basis by the Chief Executive Officer, with oversight by the Governing Board. The Governing Board determines the cash bonus for the Chief Executive Officer. In evaluating the performance and setting the incentive compensation of the Named Executive Officers for 2012, the Governing Board took note of their success in achieving targeted Adjusted EBITDA goals and other operational, regulatory and financial milestones.

In the first quarter of 2013, the Governing Board granted cash bonus incentive awards for fiscal year 2012 in the amount of $200,000 to the Chief Executive Officer, $140,000 to the Chief Financial Officer, $110,000 to the Chief Operating Officer and $110,000 to the General Counsel.

Equity Incentive Awards

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (“LTIP”). The purpose of the LTIP is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the LTIP may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 common units have been reserved for issuance in connection with awards under the LTIP. Pursuant to commitments that were made in connection with their recruitment, in March 2012, options for 6,957 common units were granted to Mr. Dinkel, options for 2,854 common units were granted to Mr. Flaherty and options for 1,014 common units were granted to another executive officer and a member of the Governing Board. In March 2012, Mr. Magouirk also received an option grant for 500 common units as part of his incentive compensation. The exercise price of the options granted was $100.00, which exceeded the fair market value on the date of grant.

For information about common unit valuation assumptions, see Note 10 Common Unit Compensation in Item 8 of this Form 10-K.

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

Defined Contribution Plan

Colt Defense maintains the Colt Defense 401(k) Plan (the “401(k) Plan”), a qualified defined contribution plan for non-union employees, pursuant to which employees may contribute pre-tax dollars to a qualified plan where employer will match 50% of tax-deferred contributions up to 6% of eligible compensation.

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

Perquisites and Other Benefits

Living and Commuting Expenses Reimbursement

Colt Defense provided basic living and commuting expenses and income tax gross-ups with respect to such expenses for Mr. Dinkel.   The expenses for Mr. Dinkel were incurred in connection with his fulfillment of duties and responsibilities, primarily with respect to the corporate offices in West Hartford, Connecticut.  The primary residence for Mr. Dinkel is outside of the state of Connecticut.  He was required to commute to the corporate office in West Hartford, Connecticut in connection with the fulfillment of his duties and responsibilities as Chief Executive Officer.  Living and commuting expense reimbursements were utilized as an incentive during the recruiting and hiring process for Mr. Dinkel.

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

Compensation Tables

The following table summarizes the compensation paid by Colt Defense to the Named Executive Officers for services rendered in December 31, 2012.

2012 Summary Compensation Table

Names & Principal Position	Year	Salary ($)	Annual Cash Bonus ($)(1)	Option Awards ($)	Change in Pension Value and NQDC Earnings ($)(2)	All Other Comp. ($)		Total ($)
Gerald R. Dinkel	2012	$495,192	200,000	$24,082	—	$153,410	(3)	$872,684
Chief Executive Officer	2011	450,000	250,000	—	—	103,251	(4)	803,251
	2010	103,846	—	—	—	2,673	(5)	106,519

Scott B. Flaherty	2012	415,692	140,000	9,879	—	7,500	(6)	573,071
Sr. VP and CFO	2011	360,000	170,000	—	—	59,448	(7)	589,448
	2010	—	—	—	—	477,932	(8)	477,932

Jeffrey G. Grody	2012	457,611	110,000	—	4,721	7,500	(6)	579,832
Sr. VP and General Counsel	2011	440,337	100,000	—	4,411	7,350	(6)	552,098
	2010	426,097	—	—	4,172	7,350	(6)	437,619

J. Michael Magouirk	2012	363,730	110,000	1,729	12,539	7,500	(6)	495,498
Sr. VP of Operations and COO	2011	350,000	140,000	—	4,366	7,350	(6)	501,716
	2010	288,802	50,000	—	11,123	7,350	(6)	357,275

(1)                                 Annual cash bonuses are reflected in the year that they are earned, but they are generally paid in the first quarter of the subsequent year.

(2)                                Plan values are calculated annually as of December 31st.

(3)                                 Other compensation for 2012 includes expenses related to living, commuting and personal use of a Colt-leased vehicle, a tax gross-up on living, commuting and vehicular lease expenses and Company matching contributions to the 401(k) Plan in the amounts of $83,220, $62,690 and $7,500, respectively.

(4)                                 Amount reflects expenses related to living, commuting and personal use of a Colt-leased vehicle, a tax gross-up on living, commuting and vehicular lease expenses and Company matching contributions to the 401(k) plan in the amounts of $55,215, $40,686 and 7,350, respectively.

(5)                                 Amount reflects living and commuting expenses and a tax gross-up on living and commuting expenses in the amounts of $1,545 and $1,128, respectively.

(6)                                 Amount reflects Company matching contributions to the 401(k) Plan.

(7)                                 Mr. Flaherty began receiving a salary on February 1, 2011. The Other compensation amount reflects consulting fees of $52,098 for January 2011 and the Company matching contributions to his 401(k) Plan of $7,350.

(8)                             Amount reflects consulting fees earned before Mr. Flaherty became an employee.

Grants of Plan-Based Awards

See “—Equity Incentive Awards” for information on grants of plan-based awards. The table has been omitted because it is immaterial.

Mr. Dinkel’s Employment Agreement

Mr. Dinkel’s employment agreement was amended in March 2013, with the changes effective April 1, 2013. Pursuant to his employment agreement, as amended, Mr. Dinkel will serve as Chief Executive Officer of the Company, reporting to the Governing Board or its designee.  Mr. Dinkel’s employment agreement provides for (i) a base salary of $550,000 as of April 1, 2013, (ii) a performance bonus, pursuant to the Company’s Management Incentive Plan, (iii) reimbursement of certain reasonable business expenses, (iv) as of April 1, 2013, temporary living expenses consisting of a rental apartment and related utility expenses, on an after-tax basis, (v) the right to participate in such employee benefit programs for which senior executives of the Company generally are eligible and a leased car for business and personal use, and (vi) options to purchase 6,957 common units of the Company at an exercise price of $100.00 per common unit, which will vest beginning on the first anniversary of the employment agreement and continuing through the fifth anniversary if specified performance goals are met.  The common unit option award was issued during 2012 and the tranches that would have vested had the option award been granted in 2011 became immediately vested upon issuance of the award.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, there were 11,325 common unit options outstanding. The table detailing unexercised options has been omitted because the number of options outstanding is immaterial.

Option Exercises and Stock Vested

There were no common unit options exercised by the Named Executives in 2012. In addition, our Governing Board has not granted any restricted shares to the Named Executive Officers.

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

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Gerald R. Dinkel	Salaried Retirement Income Plan	—	$—	None
Chief Executive Officer
Scott B. Flaherty	Salaried Retirement Income Plan	—	$—	None
Sr. Vice President and Chief Financial Officer
Jeffrey G. Grody	Salaried Retirement Income Plan	3.3	$41,476	None
Sr. Vice President and General Counsel
J. Michael Magouirk	Salaried Retirement Income Plan	8.75	$87,672	None
Senior VP of Operations and COO

The Retirement Plan covers our executive officers, including the Named Executives (other than Messrs. Dinkel and Flaherty), and other salaried employees in the United States.  It is subject to both the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Benefits under the Retirement Plan are computed using a cash balance methodology that provides for credits to be made to a hypothetical account, and the benefits are subject to the limits imposed by the Internal Revenue Code.  Prior to the cessation of accrual of future benefits under the Retirement Plan effective December 31, 2008, the hypothetical plan accounts were allocated basic credits equal to 3.5% to 5% (depending on Years of Credited Service) of base salary.  Interest credits are made to the participant’s hypothetical account.  The plan used a flat rate of 6.5% from inception of the plan through December 31, 2011 and 5.0% from January 1, 2012 forward.  Participants are generally vested in their plan benefit after five years of service.

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

The benefits reported in the Pension Benefits table are the present value of the Named Executive’s cash balance accounts at December 31, 2012 with assumed growth due to Interest Credits until benefit payments commence, which is assumed to be on the participant’s normal retirement date, at age 65.  The present value of the benefits was determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements; i.e., the RP-2000 combined mortality table for males and females and a discount rate of 6%.  Retirement Plan accounts are assumed to grow with interest at 6.5% until commencement of pension benefits.  No additional earnings or service after December 31, 2008 are included in the calculation of the accumulated benefits.

A Named Executive may receive his or her benefit following termination of employment, if he or she has attained early retirement age, and may defer benefit payments until any time between early retirement age and normal retirement age.  Early retirement age is defined as age 55 or over with at least 10 years of service.  As of December 31, 2012, Messrs.  Grody, and Magouirk had not attained early retirement age.

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

We have offer letters with several of the Named Executives that provide for severance benefits as described below.  We believe that these severance benefits were an important factor in our ability to attract the Named Executives to the Company.  Our initial offer letter agreement with Mr. Grody provides for a lump sum severance benefit equal to his annual base salary to be paid to him if his employment is terminated by us not for cause or he ceases to be the general counsel of the Company at the Board’s written request and he therefore resigns, in either case after a change of control of the Company.  In that event, the offer letter also provides that certain unvested stock options, if any, held by Mr. Grody would vest.  These severance benefits are double trigger benefits, provided only after both a change of control and termination of employment as described above.  We also have an offer letter with Mr. Magouirk that provides, in the event his employment is terminated by the Company not for cause, for the payment of severance benefits equal to up to twelve months’ base salary, payable monthly so long as he remains unemployed and is actively searching for work.

Pension Plans

See “— Pension and Retirement Benefits” for the actuarial present value of the accumulated pension benefits payable to Named Executive Officers upon termination of employment.

Summary Tables for Potential Payments upon Termination or Change in Control

The following tables set forth potential payments to the Named Executive Officers upon termination of their employment or a change in control under their current employment agreements and other applicable agreements as of December 31, 2012.

Gerald R. Dinkel, President and Chief Executive Officer

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control (1)	Termination Without Cause After Change in Control
Severance (2)	$—	$—	$500,000	$—	$500,000	$500,000
Common unit options (unvested and accelerated) (3)	$—	$—	$—	$—	$1,558,368	$1,558,368

(1)                                 For purposes of this column, “good reason” includes a resignation by Mr. Dinkel if, within eighteen months of a change in control, Mr. Dinkel is no longer the Chief Executive Officer of the Company or its successor, or reporting to the Governing Board or its successor, or his responsibilities are materially diminished.

(2)                                 Per the terms of Mr. Dinkel’s employment agreement, under certain circumstances, the Company will pay Mr. Dinkel severance benefits equal to one year of his base salary. The severance benefits shall be paid out as follows: a lump sum equal to one twelfth of Mr. Dinkel’s base salary on the 30th day following such termination of employment and then continuing payments, made in accordance with the Company’s schedule for payment of its employees’ salaries, for eleven months. Payment of severance benefits may be delayed until six months after separation from service, if necessary, to comply with Internal Revenue Code Section 409A. Mr. Dinkel must execute a release of claims acceptable to the Company in order to receive severance benefits.

(3)                                 Amount reflects the difference between the exercise price of the option and the value of our common units, which was $420 as of December 31, 2012.  Options that are fully vested by their terms as of December 31, 2012 are not included in the numbers above.

Scott B. Flaherty, Sr. VP and Chief Financial Officer

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control (1)	Termination Without Cause After Change in Control
Severance (2)	$—	$—	$416,000	$—	$416,000	$416,000
Common unit options (unvested and accelerated) (3)	$—	$—	$—	$—	$684,960	$684,960

(1)                                 For purposes of this column, “good reason” includes a resignation by Mr. Flaherty if, within eighteen months of a change in control, Mr. Flaherty is no longer the Chief Financial Officer of the Company or its successor or his responsibilities are materially diminished.

(2)                                 Per the terms of Mr. Flaherty’s employment agreement, under certain circumstances, the Company will pay Mr. Flaherty severance benefits equal to one year of his base salary. The severance benefits shall be paid out as follows: a lump sum equal to one twelfth of Mr. Flaherty’s base salary on the 30th day following such termination of employment and then continuing payments, made in accordance with the Company’s schedule for payment of its employees’ salaries, for eleven months. Payment of severance benefits may be delayed until six months after separation from service, if necessary, to comply with Internal Revenue Code Section 409A. Mr. Flaherty must execute a release of claims acceptable to the Company in order to receive severance benefits.

(3)                                 Amount reflects the difference between the exercise price of the option and the value of our common units, which was $420 as of December 31, 2012.  Options that are fully vested by their terms as of December 31, 2012 are not included in the numbers above.

Jeffrey G. Grody, Sr. VP and General Counsel

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control (1)	Termination Without Cause After Change in Control
Cash payment (2)	$—	$—	$—	$—	$457,950	$457,950

(1)                                 For purposes of this column, “good reason” includes a resignation by Mr. Grody if he ceases to be General Counsel of the Company at the Governing Board’s written request after a change in control.

(2)           Cash payment is one-time Mr. Grody’s annual base salary payable at the time of termination or resignation.

J. Michael Magouirk, Sr. VP of Operations and COO

	Death or Disability	Terminated with Cause	Terminated without Cause(1)	Voluntary Termination	Resign for Good Reason After Change in Control	Termination Without Cause After Change in Control
Severance (1)	$—	$—	$364,000	$—	$—	$—

(1)                                 Severance is one-time Mr. Magouirk’s base salary, payable on a monthly basis while Mr. Magouirk is unemployed and actively searching for work.

Director Compensation

Our Governing Board establishes compensation of any or all members of the Governing Board for services to Colt Defense LLC.  The Governing Board’s compensation policy calls for each member of the Governing Board who is not an employee of Colt Defense LLC, Sciens Management or the Blackstone Funds to receive a $40,000 annual retainer for Governing Board services payable in equal installments, quarterly.  All directors will be reimbursed for reasonable travel and lodging expenses incurred in connection with their roles.

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

The following table summarizes our director compensation for the 2012 fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
General George W. Casey Jr., USA (ret.)	$40,000	$1,038	$5,000	(2)	$46,038
General the Lord Guthrie of Craigiebank (Charles Guthrie)	40,000	—	—		40,000
Philip A. Wheeler	40,000	—	—		40,000

(1)         Pursuant to a commitment made in connection with his recruitment, in March 2012, options for 300 non-voting common units were granted to General Casey. The exercise price of the options is $100.00, which exceeded the fair market value at the date of grant.

(2)         Includes per diem compensation under the advisory agreement between General Casey and Colt Defense.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our limited liability company interests as of December 31, 2012 for:

•                       each person who is known by us to own beneficially more than 5% of our limited liability company interests;

•                       each of our directors;

•                       each of our executive officers named in the Summary Compensation Table; and

•                       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Interests issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

Name of Beneficial Owner	Number of Interests	Percent
Sciens Management LLC (1)	70,718.430	53.50%
Funds advised by The Blackstone Group (2)	31,165.589	23.58%
CSFB SP III Investments LP (3)	12,221.799	9.25%
Lt. General William M. Keys (ret.)	7,698.471	5.82%
Jeffrey G. Grody (4)	1,344.892	1.02%
Gerald R. Dinkel (4)	—	—
Scott B. Flaherty (4)	—	—
J. Michael Magouirk (4)	235.215	0.18%
Daniel J. Standen (4)	—	—
Marc Baliotti (4)	—	—
General George W. Casey Jr., USA (ret.) (4)	—	—
Gen. the Lord Guthrie of Craigiebank (4)	—	—
Michael Holmes (4)	—	—
Vincent Lu (4)	—	—
John P. Rigas (1) (4)	70,718.430	53.50%
Philip A. Wheeler (4)	—	—
All executive officers and directors as a group	72,298.537	54.70%

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

Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings II L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C.  Blackstone Group Management L.L.C. is controlled by Stephen A. Schwarzman, one of its founders. Each of the above, other than Blackstone Mezzanine Holdings II USS L.P and Blackstone Mezzanine Partners II-A L.P, disclaims beneficial ownership of the units held by Blackstone Mezzanine Holdings II USS L.P and Blackstone Mezzanine Partners II-A L.P, except to the extent of such party’s pecuniary interest therein. The principal office address of The Blackstone Group L.P. is 345 Park Avenue, 31st Floor, New York, NY 10154.

On March 22, 2013, the Company purchased the 31,165.589 units from the Blackstone Funds for an aggregate purchase price of $14.0 million. For additionl information about this transaction, see “ Note 18 Subsequent Events” in Item 8 of this Form 10-K.

(3)                                 The principal office address of CSFB SP III Investments LP is 11 Madison Avenue, 13th Floor, New York, NY 10010.

(4)                                 The address of each of our directors and executive officers listed above is c/o Colt Defense, 547 New Park Avenue, West Hartford, Connecticut 06110.

Item 13.                 Certain Relationships and Related Party Transactions

Lease agreement

On October 25, 2012, we signed an amendment to the operating lease for our corporate headquarters and primary manufacturing facility in West Hartford, Connecticut. The lease amendment with NPA Hartford LLC, a related party, extends our lease for three years to October 25, 2015. The terms of the lease agreement include monthly rent of $68,750 in the first year of the extension period and a 2% rent increase in each of the two subsequent years of the extension period.  We are responsible for all related expenses, including, taxes, maintenance and insurance.  For additional information about our West Hartford facility, see Item 2 of this Form 10-K.  Certain of the principals of Sciens Management and certain of our managers, (including Messrs.  Rigas and Standen) have a direct and/or indirect ownership interest in NPA Hartford LLC.

New Colt and Colt’s Manufacturing

We have several contractual relationships with New Colt and New Colt’s subsidiary, Colt’s Manufacturing, entities that are controlled largely by certain principals of Sciens Management and certain holders of membership interests in Colt Defense LLC.  These contractual relationships consist of the following:

•                       License Agreement.  We have an exclusive, worldwide, license right from New Colt to use the Colt® brand name for the sale of small arms, spare parts and other products and services for military use and to use the Colt brand name for the sale of firearms, except handguns, plus spare parts and related products for law enforcement use.  This license also includes the right to use the Rampant Colt Logo and the Colt Logo trademarks.  The trademark license is fully paid up for its initial 20-year term, and may be extended indefinitely at our option for successive five-year periods upon payment of $250,000 for each additional five-year period.

•                       Memorandum of Understanding. In May 2011, we signed a Memorandum of Understanding with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. We had net sales to Colt’s Manufacturing of $73.3 million, $11.7 million and $0.9 million for 2012, 2011 and 2010, respectively.

•                       Sublease.  We sublease portions of our West Hartford, Connecticut manufacturing facility and administrative offices to Colt’s Manufacturing in return for monthly rental payments of $29,110.  The sublease expires on October 25, 2015.

•                       Services Agreement.  In August 2012, we signed the Services Agreement — 2012 (“Services Agreement”), under which we will provide certain factory, administrative, and data processing services to Colt’s Manufacturing for an annual fee of $1.7 million. The Services Agreement will remain in effect until October 27, 2013 and will be automatically extended for additional one-year periods unless either party gives at least three months prior written notice of termination. The Services Agreement, which was effective July 1, 2012, supersedes the Intercompany Services Agreement dated June 26, 2007 between Colt Defense and Colt’s Manufacturing, under which Colt Defense received a $0.4 million annual fee.

•                       Match Target® Supply Relationship.  We supply Match Target® rifles, a commercial version of our military and law enforcement model rifles, to Colt’s Manufacturing at a price that is intended to permit us and Colt’s Manufacturing to share the profit margin that would ordinarily be generated by a sale from manufacturer to distributor.  We sold $0.9 million of Match Target® rifles to Colt’s

Manufacturing in 2010.  In connection with this relationship, we have licensed the Match Target® technical data package and trademark to Colt’s Manufacturing.

•                       Collective Bargaining Agreement.  Our union employees at our West Hartford, Connecticut facility are members of a single bargaining unit with the employees of Colt’s Manufacturing and a single collective bargaining agreement covers the union employees of both companies.  Positions taken by Colt’s Manufacturing with respects to matters covered by the collective bargaining agreement could adversely affect our ability to enforce the collective bargaining agreement.

Distributions to members of Colt Defense LLC

As a limited liability company, we are treated as a partnership for federal and state income tax reporting purposes and therefore are not subject to federal or state income taxes.  Our taxable income (loss) is reported to the members for inclusion in their individual tax returns.  In accordance with our governing document, distributions have been made to members in an amount equal to 45% of the allocated taxable income.  The amounts of these distributions to members to fund their allocable shares of taxable income were $3.3 million in 2012 and $5.0 million in 2010. In 2011, we made a $12.9 million special distribution to our members.

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

Financial advisory agreements

We entered into an agreement, effective July 9, 2007, with Sciens Management LLC, an affiliate of Sciens Capital Management, pursuant to which Sciens Management LLC provides us with investment banking, corporate and strategic advisory services in return for $350,000 per year paid monthly in advance and such other fees as Sciens Management LLC and we may agree in connection with a specific transaction, as well as the reimbursement of expenses.  John P.  Rigas, one of our Managers, is a partner and the sole manager and unit holder of Sciens Management LLC and the Chairman and Chief Executive Officer of Sciens Capital Management.  Furthermore, Daniel J.  Standen, one of our Managers, is a partner of Sciens Capital Management.  We have agreed to indemnify Sciens Management LLC for losses relating to the services contemplated by this agreement.  The initial term of this agreement expires July 9, 2012. Thereafter, it will automatically renew for an additional twelve months, subject to mutual termination by either party upon 60 days notice.  Sciens Management LLC receives from us from time to time additional investment banking and other fees for services provided, including in connection with our Leveraged Recapitalization transactions.

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

Item 14.                 Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has audited our consolidated financial statements annually since our 2009 fiscal year.  The Chairman of our Governing Board has pre-approved all audit services provided by PricewaterhouseCoopers LLC.

Principal Accountant Fees and Services

The following is a summary of the fees billed to Colt Defense by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$525	$682
Audit-related Fees	50	—
Tax Fees	15	—
Other Fees	143	—
Total	$733	$682

Audit Fees.    Audit fees consist of fees billed for professional services rendered for the integrated audit of Colt Defense’s consolidated financial statements, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

Audit-related Fees. Audit-related fees consist of fees billed for professional services related to the review of our documentation and testing of our internal control over financial reporting in conjunction with our requirement to comply with Section 404 of the Sarbanes-Oxley Act.

Tax Fees. Tax fees consist of advisory services related to an income tax audit.

Other Fees. Other fees consist of fees billed for due diligence assistance provided in connection with potential mergers and acquisitions.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

(a)         Financial Statement Schedules

(1)         Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)         All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)         Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit	Location
3.1.1	Amended and Restated Limited Liability Company Agreement of Colt Defense LLC dated as of June 12, 2003 reflecting the amendments adopted as of July 9, 2007.	Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
3.1.2	LLC Agreement of Colt Defense LLC, as amended and restated, as of August 11, 2011.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 17, 2011
3.1.3	Second Amendment to Amended and Restated Limited Liability Agreement of Colt Defense LLC, dated March 1, 2012	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2012
3.2	Certificate of Incorporation of Colt Finance Corp., effective October 15, 2009.	Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
3.3	By-Laws of Colt Finance Corp., effective November 7, 2009.	Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.1	Indenture, dated as of November 10, 2009, by and among Colt Defense LLC, Colt Finance Corp. and Wilmington Trust FSB as trustee.	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.2	Registration Rights Agreement, dated as of November 10, 2009.	Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.3	Form of 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
4.4	Form of Guarantee 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.1	Letter Agreement, between certain of the management companies associated with Sciens Management, L.L.C. and Colt Defense LLC, dated as of July 9, 2007.	Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.2.1	License Agreement, dated as of December 19, 2003, between Colt Defense LLC and New Colt Holding Corp.	Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.2.2	Match Target License Agreement, dated as of December 19, 2003 (effective as of January 1, 2004), between Colt Defense LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.3	Services Agreement — 2012, effective dated July 1, 2012, between Colt Defense LLC and Colt’s Manufacturing Company LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2012
10.4

Agreement between Colt Defense LLC and Colt’s Manufacturing Company LLC and Amalgamated Local No. 376 and the United Automobile, Aerospace, and Agricultural Implement Workers of America — UAW, dated April 1, 2012

Filed herewith
10.5	Memorandum of Understanding Regarding Distribution of Colt Law Enforcement and Commercial Rifles, dated as of May 1, 2011, between Colt Defense LLC and Colt’s Manufacturing Company LLC	Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q dated August 3, 2011
10.6.1	Net Lease by and between Landlord: NPA Hartford LLC and Tenant: Colt Defense LLC, dated October 26, 2005	Filed herewith
10.6.2	Amendment of Lease, by and between NPPA Hartford LLC and	Exhibit 10.1 to the Company’s Quarterly Report on

	Colt Defense LLC, dated October 25, 2012	Form 10-Q dated October 31, 2012
10.7.1	Employment Agreement dated as of October 4, 2010, between Gerald R. Dinkel and Colt Defense LLC.†	Exhibit 10.7.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.2	Amendment of Employment Agreement, between Gerald R. Dinkel and Colt Defense LLC†	Filed herewith
10.7.3	Letter agreement dated as of August 30, 2005, between Jeffrey Grody and Colt Defense LLC.†	Exhibit 10.7.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.4	Letter agreement dated as of April 28, 2003, between J. Michael Magouirk and Colt Defense LLC.†	Exhibit 10.7.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.5	Employment Agreement dated as of February 1, 2011, between Scott B. Flaherty and Colt Defense LLC.†	Exhibit 10.7.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.7.6	Colt Defense LLC Advisory Agreement between Colt Defense LLC and the Undersigned Senior Advisor General George W. Casey Jr., UAS (ret), dated December 16, 2011.	Exhibit 10.7.5 to the Company’s Annual Report on Form 10-K dated February 24, 2012
10.8.1	Colt Defense Salaried Income Plan effective November 4, 2002.†	Exhibit 10.8.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.2	First Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2005†	Exhibit 10.8.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.3	Second Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2004†	Exhibit 10.8.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.4	Third Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective March 28, 2005†	Exhibit 10.8.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.5	Fourth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2008†	Exhibit 10.8.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.6	Fifth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2009†	Exhibit 10.8.6 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.8.7	Sixth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective December 31, 2008†	Exhibit 10.8.7 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011
10.9	Colt Defense LLC Long-term Incentive Plan, dated March 1, 2012	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2012
10.10.1

Credit Agreement, dated as of September 29, 2011, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2011
10.10.2

Amendment No. 1 to Credit Agreement, dated February 24, 2012, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner

Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K dated February 24, 2012
10.10.3

Amendment No. 2 to Credit Agreement, dated March  22, 2013, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as a guarantor, the lenders party thereto and Wells Fargo Capital Finance, LLC, as Agent

Filed herewith
10.11	Unit Redemption Agreement, dated March 22, 2013, by and among Colt Defense LLC, as buyer, and Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P., as sellers	Filed herewith
12	Statement of ratio of earnings to fixed charges.	Exhibit 12 to the Company’s Registration Statement on Form S-4 dated January 5, 2011
14	Colt Defense LLC Code of Ethics for Senior Officers dated June 22, 2011.	Exhibit 14 to the Company’s Annual Report on Form 10-K dated February 24, 2012
21	Subsidiaries of Registrant	Filed herewith
24.1	Power of Attorney	Included on Page 90 of this Annual Report on Form 10-K
25.1	Form T-1 Statement of Eligibility of Wilmington Trust FSB, as Trustee for Indenture dated November 10, 2009.	Exhibit 25.1 to the Company’s Registration Statement on Form S-4 dated January 5, 2011
31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Certification of Leslie Striedel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document *	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document *	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	Furnished herewith

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

Signature	Title	Date
/s/ Gerald R. Dinkel	Chief Executive Officer &	March 25, 2013
Gerald R. Dinkel	Manager

/s/ Scott B. Flaherty	Chief Financial Officer	March 25, 2013
Scott B. Flaherty

/s/ Leslie S. Striedel	Vice President of Finance and	March 25, 2013
Leslie S. Striedel	Administration

/s/ Gen. George W. Casey, Jr., USA (ret.)	Manager	March 25, 2013
Gen. George W. Casey Jr., USA (ret.)

/s/ Gen. the Lord Guthrie of Craigiebank	Manager	March 25, 2013
Gen. the Lord Guthrie of Craigiebank

/s/ Michael Holmes	Manager	March 25, 2013
Michael Holmes

/s/ John P. Rigas	Manager	March 25, 2013
John P. Rigas

/s/ Daniel J. Standen	Manager	March 25, 2013
Daniel J. Standen

/s/ Philip A. Wheeler	Manager	March 25, 2013
Philip A. Wheeler