Form 10-Q
period 2013-03-31
Colt Defense LLC; Colt Finance Corp.
filed 2013-05-01
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2013 was none.

COLT DEFENSE LLC AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,959	$42,373
Restricted cash	772	777
Accounts receivable, net	38,216	22,683
Inventories	46,481	40,561
Other current assets	3,531	3,416
Total current assets	106,959	109,810

Property and equipment, net	22,286	22,134
Goodwill	14,728	14,947
Intangible assets with finite lives, net	5,779	6,037
Deferred financing costs	7,228	7,642
Long-term restricted cash	810	810
Other assets	1,562	1,588
Total assets	$159,352	$162,968

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$—	$6
Accounts payable	16,938	13,055
Accrued expenses	23,527	20,315
Pension and retirement obligations - current portion	626	626
Customer advances and deferred income	9,174	10,002
Accrued distribution to members	1,418	—
Total current liabilities	51,683	44,004

Long-term debt	247,671	247,567
Pension and retirement liabilities	19,790	20,261
Other long-term liabilities	2,353	2,423
Total long-term liabilities	269,814	270,251
Total liabilities	321,497	314,255
Commitments and Contingencies (Note 11)
Deficit:
Accumulated deficit	(147,860)	(137,446)
Accumulated other comprehensive loss	(14,285)	(13,841)
Total deficit	(162,145)	(151,287)
Total liabilities and deficit	$159,352	$162,968

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012

Net sales	$63,849	$43,853
Cost of sales	45,098	36,024
Gross profit	18,751	7,829

Operating expenses:
Selling and commissions	3,057	2,944
Research and development	819	1,265
General and administrative	3,725	4,304
Amortization of purchased intangibles	117	126
Total operating expenses	7,718	8,639
Operating income (loss)	11,033	(810)

Other (income)/expense:
Interest expense	5,994	6,100
Other income, net	(712)	(238)
Total other expenses, net	5,282	5,862

Income (loss) before provision for foreign income taxes	5,751	(6,672)
Provision for foreign income taxes	681	416
Net income (loss)	$5,070	$(7,088)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Net income (loss)	$5,070	$(7,088)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(577)	398
Change in pension and retirement benefit plans	133	1,945
Comprehensive income (loss)	$4,626	$(4,745)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Operating Activities
Net income (loss)	$5,070	$(7,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,162	1,440
Amortization of financing fees	414	413
Deferred foreign income taxes	(60)	(99)
Amortization of debt discount	104	94
Pension curtailment expense	—	1,527
Other non-cash items	13	20
Changes in operating assets and liabilities:
Accounts receivable	(15,618)	(1,614)
Inventories	(6,151)	308
Prepaid expenses and other assets	(91)	61
Accounts payable and accrued expenses	7,166	29
Accrued pension and retirement liabilities	(338)	(58)
Customer advances and deferred income	(711)	(45)
Other	5	129
Net cash used in operating activities	(9,035)	(4,883)
Investing Activities
Purchases of property and equipment	(1,265)	(563)
Proceeds from disposal of property	—	66
Change in restricted cash	5	—
Net cash used in investing activities	(1,260)	(497)
Financing Activities
Line of credit repayment	(6)	—
Capital lease obligation payments	—	(323)
Purchase of common units	(14,000)	—
Distribution paid to members	—	(3,343)
Net cash used in financing activities	(14,006)	(3,666)
Effect of exchange rates on cash	(113)	90
Change in cash and cash equivalents	(24,414)	(8,956)
Cash and cash equivalents, beginning of period	42,373	38,236
Cash and cash equivalents, end of period	$17,959	$29,280

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$378	$84
Cash paid for foreign income taxes	295	1,599
Accrued distribution to members	1,418	—
Accrued purchase of fixed assets	23	—
Non-cash consideration for sale of equipment	7	75

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 — Basis of Presentation

Basis of Accounting

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (the “Company”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2013 and April 1, 2012 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 26, 2013. The consolidated balance sheet dated December 31, 2012 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification of Prior Period Amounts

We have reclassified certain prior period amounts to conform to our current year’s presentation.

Recent Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on our operating results or our financial condition.

Goodwill

The net carrying amount of goodwill may change from period to period as a result of fluctuations in exchange rates at our Canadian operation.

Prior Period Adjustments

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012 certain errors were identified that affected our quarterly reported results in 2012.  As previously reported, these errors related to the post-retirement health plan accounting and a sales transaction recognized in the first quarter of 2012 that should have been recognized in the second quarter of 2012.  As a result of these errors, we concluded that we would revise our consolidated financial statements for the quarter ended April 1, 2012. Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all of the periods presented.

A description of the errors follows:

Post-retirement health plan accounting - We identified errors related to certain actuarial assumptions used in the calculation of claims data, administrative fees and a cap on benefits for a certain group of retirees. To correct the error, we incresed cost of sales for the quarter ended April 1, 2012 by $25.

Sales cut-off — During the first quarter of 2012, we recognized a sales transaction that should have been recognized in the second quarter of 2012.  To correct the error, we decreased net sales by $724 and decreased cost of goods sold by $271 for the quarter ended April 1, 2012.

Note 2 — Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $6 and $0 at March 31, 2013 and December 31, 2012, respectively.

Note 3 — Inventories

Inventories consist of:

	March 31, 2013	December 31, 2012
Materials	$35,776	$29,177
Work in process	7,562	7,829
Finished products	3,143	3,555
	$46,481	$40,561

Note 4 — Notes Payable and Long-term Debt

Credit Agreement

On September 29, 2011, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for payment of taxes) and merge, acquire or sell assets.  In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of March 31, 2013. Letters of credit outstanding under the Credit Agreement as of March 31, 2013 were $1,949.

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 6 — Colt Defense LLC Accumulated Deficit” in this Form 10-Q.

Senior Notes

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp, our 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

The outstanding loan balances at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,329)	(2,433)
	$247,671	$247,567

	Three Months Ended
	March 31, 2013	April 1, 2012
Effective interest rate	9.0%	9.0%
Amortization of discount	$104	$94
Amortization of deferred financing costs	$414	$413

Note 5 - Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  Our Canadian operation files separate income tax returns in Canada. We also incur withholding tax on royalty and interest income as well as our distributions received from our Canadian subsidiary. Our limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, we make distributions to members equal to 45% of the highest taxable income allocated to any one unit, to the extent our Governing Board determines that sufficient funds are available.

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended
	March 31, 2013	April 1, 2012
Current	$741	$515
Deferred	(60)	(99)
Total	$681	$416

Note 6 — Colt Defense LLC Accumulated Deficit

Our authorized capitalization consists of 1,000,000 common units and 250,000 preferred units. Common units issued and outstanding as of March 31, 2013 and December 31, 2012 were 101,008 and 132,174, respectively.  No preferred units have been issued.

On March 22, 2013, we purchased 31,165.589 common units (“Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14.0 million pursuant to an equity purchase agreement, dated as of March 22, 2013 (“Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds.  In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under our Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds and provides that, upon certain events occurring prior to September 22, 2013, including an acquisition of Colt Defense, a purchase by Colt Defense of common units from any of our existing members or a cash distribution (other than a tax distribution) by Colt Defense to our members, we may be required to pay additional amounts to the Blackstone Funds if the per unit purchase price in such subsequent transaction exceeds the per unit purchase price paid to the Blackstone Funds.

In March 2013, in addition to the Blackstone payments described above, we recorded a tax distribution, net of withholding taxes, of $1,418. This amount is reported as accrued distribution to members in our Consolidated Balance Sheets.  In March 2012, we paid our members a tax distribution of $3,343, which had been accrued in December 2011.

Note 7 — Common Unit Compensation

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (“Plan”). The purpose of the Plan is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the Plan may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 common units have been reserved for issuance in connection with awards under the Plan.

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

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three months ended March 31, 2013 and April 1, 2013, our common unit compensation expense, which is included in general and administrative expense in our Consolidated Statements of Operations, was immaterial.

Note 8 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

On March 31, 2012, we agreed to a new two-year collective bargaining unit agreement with Local 376 of the United Auto Workers. Under the terms of the contract, we froze the pension benefits under the hourly defined benefit plan effective December 31, 2012. Benefits under the salaried defined benefit plan have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits will accrue after the effective date of the freeze.

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Service cost	$—	$106
Interest cost	273	269
Expected return on assets	(421)	(393)
Amortization of unrecognized prior service costs	—	42
Curtailment of bargaining unit plan	—	1,527
Amortization of unrecognized loss	105	220
Net periodic cost	$(43)	$1,771

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

The components of cost recognized in our Consolidated Statements of Operations for our post-retirement health plan are as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Service cost	$64	$88
Interest cost	132	135
Amortization of unrecognized prior service costs	(43)	(58)
Amortization of unrecognized loss	71	19
Net periodic cost	$224	$184

Our April 1, 2012 service cost has been revised to correct an error that was identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2012. For additional information about the correction of this error, see “Note 1 — Basis of Presentation in this Form 10-Q.

Note 9- Transactions with Related and Certain Other Parties

We have a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing partner is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, we also reimburse Sciens Managment for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the expenses are recorded within general and administrative expenses in our Consolidated Statements of Operations.

We have a license agreement (“License”) with New Colt Holding Corp (“NCHC”) for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to NCHC’s wholly owned subsidiary, Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,084 at March 31, 2013 and $1,109 at December 31, 2012.

In August 2012, we signed the Services Agreement — 2012 (“Services Agreement”), under which we will provide certain factory, administrative and data processing services to Colt’s Manufacturing for an annual fee of $1,766 with annual escalators. Service fee income is included in other (income) expense, net in the Consolidated Statements of Operations.  In addition, under the terms of the Services Agreement, we invoice Colt’s Manufacturing each month for the cost of their actual electricity usage. These amounts are included in cost of sales and operating expenses in the Consolidated Statements of Operations. The Services Agreement will remain in effect until October 27, 2013 and will be automatically extended for additional one-year periods unless either party gives at least three months prior written notice of termination.

During 2012, we entered into a contract to supply the M45A1 Close Quarters Battle Pistol to the United States Marine Corps and we have begun offering this product to our international customers. This product is manufactured and supplied to us by Colt’s Manufacturing pursuant to purchase orders.  Our outstanding accounts payable to Colt’s Manufacturing were $649 and $249 as of March 31, 2013 and December 31, 2012, respectively.

In May 2011, we signed a memorandum of understanding (“MOU”) with Colt’s Manufacturing to jointly coordinate the marketing and sales of rifles into the commercial market. In April 2013, we amended our MOU with Colt’s Manufacturing. For additional information about the amendment, see “Note 16 — Subsequent Events.” Accounts receivable for product sales to Colt’s Manufacturing were $8,846 and $12,448 at March 31, 2013 and December 31, 2012, respectively.

Transactions with Colt’s Manufacturing were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales to Colt’s Manufacturing	$22,351	$7,486
Purchases from Colt’s Manufacturing	994	17
Administration and services fees	506	107

We also lease our West Hartford facility from a related party and we sublease a portion of our facility to Colt’s Manufacturing. In addition, Colt Security LLC (“Security”), a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to us.

Note 10 — Accrued Expenses

Accrued expenses consisted of:

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$4,836	$5,770
Accrued taxes	4,484	5,293
Accrued interest	8,319	3,230
Accrued commissions	1,091	1,229
Other accrued expenses	4,797	4,793
	$23,527	$20,315

Note 11 - Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	March 31, 2013	December 31, 2012
Standby letters of credit secured by restricted cash	$1,251	$1,253
Standby letters of credit secured by Credit Agreement	1,949	1,715
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	702	702

At March 31, 2013 and December 31, 2012, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,408 and $2,357, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At March 31, 2013 and December 31, 2012, our remaining gross offset purchase commitments totaled $62,463 and $68,180, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,696 and $1,804 as of March 31, 2013 and December 31, 2012, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

We are involved in various legal claims and disputes in the ordinary course of our business.   As such we accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Our management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued.  At this time, management does not anticipate any such loss would have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 12 —Segment Information

Our small arms weapons systems segment represents our core business, as all of our operations are conducted through this segment. The small arms weapons systems segment consists of two operating segments, weapons systems and spares/other. These operating segments have similar economic characteristics and have been aggregated into our only reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for military and law enforcement personnel both domestically and internationally. In addition, we manufacture and sell rifles and carbines to Colt’s Manufacturing, which sells them into the commercial market.

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

The following table represents a reconciliation of adjusted EBITDA to net income (loss):

	March 31, 2013	April 1, 2012
Statement of Operations Data:
Net income (loss)	$5,070	$(7,088)
Provision for foreign income taxes	681	416
Depreciation and amortization (i)	1,162	1,440
Interest expense, net	5,994	6,100
Sciens Management fees and expenses (ii)	108	108
Pension curtailment expense (iii)	—	1,527
Other income, net (iv)	(270)	(131)
Adjusted EBITDA	$12,745	$2,372

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management.
(iii)	Noncash expense associated with the curtailment of our bargaining unit pension plan.
(iv)

Includes income and/or expenses such as transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended
	March 31, 2013	April 1, 2012
United States	$35,708	$12,515
Canada	10,751	11,573
Asia/Pacific	15,020	15,207
Europe	1,331	2,344
Middle East/Africa	1,001	1,573
Latin America/Caribbean	38	641
	$63,849	$43,853

Major Customer Information

For the three months ended March 31, 2013 and April 1, 2012, sales to Colt’s Manufacturing, represented 35% and 17% of net sales, respectively. For the three months ended March 31, 2013, sales to one domestic customer, the U.S. Government, represented 12% of net sales.

For the three months ended March 31, 2013, two direct foreign customers accounted for 23% and 16% of net sales, respectively. For the three months ended April 1, 2012, two direct foreign customers accounted for 34% and 20% of net sales, respectively.

Note 13 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At March 31, 2013, the largest individual trade receivable balances accounted for 39%, 23% and 20% of total accounts receivables, respectively. At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivables.

Labor

The Union represents approximately 70% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

Note 14 — Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,671 and $247,567 at March 31, 2013 and December 31, 2012, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $165,000 and $161,250 at March 31, 2013 and December 31, 2012, respectively, was based on quoted market prices, which are Level 1 inputs.

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

As of March 31, 2013 and December 31, 2012, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2013.

Note 15 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2011	$378	$(15,723)	$2,215	$(13,130)
Changes in pension and post-retirement health liabilities	561	1,384	—	1,945
Currency translation	—	—	398	398
Balance, April 1, 2012	$939	$(14,339)	$2,613	$(10,787)

Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,841)
Change in pension and post-retirement health liabilities	(43)	176	—	133
Currency translation	—	—	(577)	(577)

Balance, March 31, 2013	$782	$(17,223)	$2,156	$(14,285)

Note 16 — Subsequent Events

On April 26, 2013, we signed an amendment to our commercial rifle MOU with Colt’s Manufacturing (“Amended MOU”).  The Amended MOU, which is effective May 1, 2013, extends the terms of the original MOU until at least March 31, 2014.  The Amended MOU clarifies product service obligations for rifles sold thereunder. In addition, the Amended MOU extends the Services Agreement and sublease between Colt Defense and Colt’s Manufacturing under the existing terms until March 31, 2014.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 26, 2013. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

Overview of Our Business

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems. Our end customers include U.S. and foreign military forces, law enforcement and security agencies and through an arrangement with Colt’s Manufacturing, domestic sporting and hunting enthusiasts.  We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions. We also modify our rifles and carbines for civilian use and sell them to Colt’s Manufacturing, which sells them into the commercial market.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2013%		April 1, 2012%
Statement of Operations Data:
Net sales	$63,849	100.0%	$43,853	100.0%
Cost of sales	45,098	70.6	36,024	82.1
Gross profit	18,751	29.4	7,829	17.9

Operating expenses:
Selling and commissions	3,057	4.8	2,944	6.7
Research and development	819	1.3	1,265	2.9
General and administrative	3,725	5.8	4,304	9.8
Amortization of purchased intangibles	117	0.2	126	0.3
Total operating expenses	7,718	12.1	8,639	19.7
Operating income (loss)	11,033	17.3	(810)	(1.8)

Other expense/(income):
Interest expense	5,994	9.4	6,100	13.9
Other income, net	(712)	(1.1)	(238)	(0.5)
Total other expense, net	5,282	8.3	5,862	13.4

Income (loss) before provision for foreign income taxes	5,751	9.0	(6,672)	(15.2)
Provision for foreign income taxes	681	1.1	416	0.9
Net income (loss)	$5,070	7.9%	$(7,088)	(16.2)%

Three Months Ended March 31, 2013 Compared to the Three Months Ended April 1, 2012

Net Sales

The following table shows net sales for the three months ended March 31, 2013 and April 1, 2012, respectively by product category (dollars in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012	% Change
Weapons systems	$53,532	$27,944	91.6%
Spares / other	10,317	15,909	35.1%
Total	$63,849	$43,853	45.6%

Net sales for the three months ended March 31, 2013 were $63.8 million, an increase of $20.0 million, or 45.6%, from $43.9 million in the comparable prior year period.

Weapon system sales increased by $25.6 million in the first three months of 2013 compared to the same period in 2012. Strong market demand drove a $16.9 million increase in LE/Commercial sales. In the first quarter of 2013, U.S. Government sales increased by $5.7 million as we increased shipments of the M240 and the M45A1, which just began shipping in the fourth quarter of 2012. International weapons systems sales also increased by $3.0 million in the first quarter of 2013. This increase was mainly attributable to a mix shift as one long-term international customer purchased more weapons systems and less spares compared to the same period in 2012.

Spares/other sales decreased $5.6 million due to a decline in international sales, which was largely due to a long-term international customer purchasing less spares in the first quarter of 2013.

Cost of Sales/Gross Profit

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin for the three months ended March 31, 2013 increased to 29.4% from 17.9% for the three months ended April 1, 2012.  The increase in gross margin was mainly driven by higher throughput and efficiency, the benefits of which more than offset a less favorable product mix. In the first quarter of 2012, cost of sales also included $1.5 million of expense related to the curtailment of our bargaining unit pension plan. This non-recurring expense decreased our gross margin for the first quarter of 2012 by 3.4%.

Selling and Commissions Expense

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most LE/Commercial sales, which generally are a percentage of the selling price.  For the three months ended March 31, 2013, selling and commission expenses increased by $0.1 million compared to the same period in 2012. The increase was primarily due to $0.3 million of higher commission expense related to our higher sales volume in 2013. The increase in commissions was partially offset by slightly lower selling expenses, mainly consulting and advertising.

Research and Development

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. Research and development expenses decreased by $0.4 million during the first three months of 2013 as compared to the first three months of 2012. The decrease was partially due to the increased use of our engineering resources to provide billable engineering services in 2013. In addition, research and development expenses were higher in the first quarter of 2012 due to product development efforts related to the timing of large competitive bids.

General and Administrative Expense

General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. During the three months ended March 31, 2013, general and administrative costs decreased by $0.6 million over the comparable period of 2012.  This year over year decrease was mainly driven by a $0.7 million accrual for a dispute in the first quarter of 2012, which was settled in the second quarter of 2012.

Interest Expense

Our interest expense for the three months ended March 31, 2013 decreased slightly to $6.0 million from $6.1 million for the three months ended April 1, 2012.

Other Income, net

For the three months ended March 31, 2013, we had other income of $0.7 million compared to other income of $0.2 million for the three months ended April 1, 2012. In 2013, other income was favorable by $0.4 million due to a gain on an international transaction. In addition, service fee income from Colt’s Manufacturing increased by $0.3 million due to the new contract that was signed in July 2012. These favorable variances were partially offset by a $0.2 million unfavorable foreign exchange variance in the first quarter of 2013.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax purposes and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the first quarter of 2013, we had foreign income tax expense of $0.7 million compared to $0.4 million for the first quarter of 2012.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding international and LE/Commercial businesses, on September 29, 2011, we entered into a Credit Agreement with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. On March 22, 2013, we entered in to Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transactions pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 6 — Colt Defense LLC Accumulated Deficit” in this Form 10-Q.

In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. As of March 31, 2013, we were in compliance with all covenants and restrictions under the Credit Agreement. Letters of credit outstanding under the Credit Agreement were $1.9 million at March 31, 2013.

On November 10, 2009, Colt Defense LLC and Colt Finance Corp, our 100%-owned subsidiary, jointly and severally co-issued $250 million of unsecured senior notes. The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15. We issued the Senior Notes at a discount of $3.5 million from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

Our cash used in or provided by operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables tend to experience a longer collection cycle. However, LE/Commercial receivables are generally collected within 10 days as distributors take advantage of payment terms. To date, we have not experienced any significant credit losses.

Our renewed emphasis on the international and Commercial/LE markets have caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support our expanded product lines.

Historically, tax distributions to our members have been made in amounts equal to 45% of our taxable income, as defined, for the applicable period.  Our Governing Board may also declare other distributions to our members from time to time. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.

At March 31, 2013, we had cash and cash equivalents totaling $18.0 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months. We are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the three month ended March 31, 2013 and April 1, 2012, respectively ($ in millions):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash used in operating activities	$(9.0)	$(4.9)
Cash used in investing activities	(1.3)	(0.5)
Cash used in financing activities	(14.0)	(3.7)

Cash Flows Provided by Operating Activities

Net cash used by operating activities for the three months ended March 31, 2013 was $9.0 million, compared to net cash used by operations of $4.9 million for the three months ended April 1, 2012.  Although we had net income of $5.1 million in the first quarter of 2013 compared to a net loss of $7.1 million in the first quarter of 2012, our favorable income variance was more than offset by significantly higher funding requirements for operating assets and liabilities in the first quarter of 2013.

During the first three months of 2013, we used $15.7 million of cash to fund changes in operating assets and liabilities as compared to $1.2 million used to fund changes in operating assets and liabilities during the first three months of 2012.  In the first quarter of 2013, we used $15.6 million to fund an increase in accounts receivable, primarily due to a large international shipment in late March. Increasing sales volume drove a $6.2 million increase in inventory. This use of cash was partially offset by a $7.2 million increase in accounts payable and accrued expenses, which was mainly due to a volume-related increase in accounts payable and additional accrued interest on our debt due to the timing of our semi-annual payments.

In the first quarter of 2012, we used $1.2 million to fund changes in operating assets and liabilities. Accounts receivable increased $1.6 million, mainly due to higher international receivables, which tend to have a longer collection period. The increase in accounts receivable was partially offset by a $0.3 million decrease in inventory.

Cash Flows Used in Investing Activities

Net cash used in investing activities for both periods presented were principally for capital expenditures.  Capital expenditures for the three months ended March 31, 2013 were $1.3 million compared to $0.6 million for the three months ended April 1, 2012. In both years, capital expenditures were primarily for new product production and capacity expansion. We expect our full-year capital expenditures for 2013 to be approximately $5.0 — $7.0 million, which is an increase from our 2012 capital expenditure level. This anticipated increase reflects the additional investment required to support higher production levels.

Cash Flows Used in Financing Activities

In the first quarter of 2013, we used $14.0 million of cash to repurchase all of our common units held by the Blackstone Funds. In 2012, net cash used in financing activities was primarily to fund a $3.3 million distribution to our members. In the first three months of 2012, we also used $0.3 million to make payments on our capitalized leases.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 55% from $165.9 million at December 31, 2012 to $256.4 million at March 31, 2013, primarily due to strong international and Commercial/LE bookings in the first quarter.  We expect approximately 98% of our backlog of orders as of March 31, 2013 to be shipped over the next twelve months.

Recently Issued Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on our operating results or our financial condition.

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 26, 2013.

Contractual Obligations

As of March 31, 2013, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Statements of Operations, we reported foreign currency losses of $0.1 million for the three months ended March 31, 2013 and foreign currency gains of $0.1 million for the three months ended April 1, 2012.  The foreign currency amounts reported in the Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Finance and Administration, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended), as of March  31, 2013. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective, in all material respects, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

We are involved in various legal claims and disputes in the ordinary course of our business.   As such, we accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Our management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.   It is possible that we could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on the our consolidated financial position; however, it is possible that the final outcome could have a material impact on the Company’s results of operations or cash flows in any given period.

Item 1A.                Risk Factors

In addition to the information set forth in this report, you should carefully review and consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other fillings.

10.1	Amendment of Commercial Rifle MOU, by and between Colt Defense LLC and Colt’s Manufacturing LLC, dated April 26, 2013*

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.3	Certification of Leslie S. Striedel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and April 1, 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and April 1, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012 and (v) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 1st day of May, 2013.

COLT DEFENSE LLC
COLT FINANCE CORP.

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer