Form 10-Q
period 2013-06-30
Colt Defense LLC; Colt Finance Corp.
filed 2013-08-08
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock as of August 7, 2013 was none.

COLT DEFENSE LLC

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

 Consolidated Balance Sheets

 (In thousands of dollars)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,609	$42,373
Restricted cash	772	777
Accounts receivable, net	34,301	22,683
Inventories	51,216	40,561
Other current assets	3,663	3,416
Total current assets	103,561	109,810

Property and equipment, net	23,099	22,134
Goodwill	14,370	14,947
Intangible assets with finite lives, net	5,470	6,037
Deferred financing costs	7,949	7,642
Long-term restricted cash	810	810
Other assets	1,450	1,588
Total assets	$156,709	$162,968

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$80	$6
Accounts payable	17,885	13,055
Accrued expenses	18,756	20,315
Pension and retirement obligations - current portion	626	626
Customer advances and deferred income	8,967	10,002
Accrued distributions to members	3,508	—
Total current liabilities	49,822	44,004

Long-term debt	247,773	247,567
Pension and retirement liabilities	19,353	20,261
Other long-term liabilities	2,312	2,423
Total long-term liabilities	269,438	270,251
Total liabilities	319,260	314,255
Commitments and Contingencies (Note 11)
Deficit:
Accumulated deficit	(147,363)	(137,446)
Accumulated other comprehensive loss	(15,188)	(13,841)
Total deficit	(162,551)	(151,287)
Total liabilities and deficit	$156,709	$162,968

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	$64,235	$45,836	$128,084	$89,689
Cost of sales	45,765	37,002	90,863	73,026
Gross profit	18,470	8,834	37,221	16,663

Operating expenses:
Selling and commissions	3,467	3,590	6,524	6,534
Research and development	1,480	1,144	2,299	2,409
General and administrative	3,237	3,463	6,962	7,767
Certain transaction costs	416	—	416	—
Amortization of purchased intangibles	115	124	232	250
Total operating expenses	8,715	8,321	16,433	16,960
Operating income (loss)	9,755	513	20,788	(297)

Other (income)/expense:
Interest expense	6,069	6,359	12,063	12,459
Other income, net	(493)	(106)	(1,205)	(344)
Total other expense, net	5,576	6,253	10,858	12,115
Income (loss) before provision for foreign income taxes	4,179	(5,740)	9,930	(12,412)
Provision for foreign income taxes	21	497	702	913
Net income (loss)	$4,158	$(6,237)	$9,228	$(13,325)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income (loss)	$4,158	$(6,237)	$9,228	$(13,325)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,020)	(475)	(1,597)	(77)
Change in pension and postretirement benefit plans, net	117	136	250	2,081
Comprehensive income (loss)	$3,255	$(6,576)	$7,881	$(11,321)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Operating Activities
Net income (loss)	$9,228	$(13,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,368	2,889
Amortization of financing fees	828	826
Deferred foreign income taxes	15	68
Amortization of debt discount	206	189
Pension curtailment expense	—	1,527
Other non-cash items	(17)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(11,852)	7,850
Inventories	(11,148)	(2,189)
Prepaid expenses and other current assets	(333)	534
Accounts payable and accrued expenses	2,145	(1,374)
Accrued pension and retirement liabilities	(658)	(298)
Customer advances and deferred income	(577)	1,079
Other	96	256
Net cash used in operating activities	(9,699)	(2,001)
Investing Activities
Purchases of property and equipment	(3,260)	(1,173)
Proceeds from sale/disposal of property	—	66
Change in restricted cash	5	30
Net cash used in investing activities	(3,255)	(1,077)
Financing Activities
Line of credit advances	74	—
Capital lease obligation payments	—	(652)
Purchase of common units	(14,000)	—
Distributions paid to members	(1,357)	(3,343)
Net cash used in financing activities	(15,283)	(3,995)
Effect of exchange rates on cash	(527)	(54)
Change in cash and cash equivalents	(28,764)	(7,127)
Cash and cash equivalents, beginning of period	42,373	38,236
Cash and cash equivalents, end of period	$13,609	$31,109

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,401	$11,099
Cash paid for foreign income taxes	586	2,429
Accrued distribution to members	3,508	—
Non-cash consideration for sale of equipment	7	75
Accrued purchases of fixed assets	42	100

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 - Basis of Presentation

Basis of Accounting

The accompanying unaudited consolidated financial statements of Colt Defense LLC and Colt Finance Corp.  (collectively, the “Company”, “Colt Defense”, “Colt”, “we”, or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and six months ended June 30, 2013 and July 1, 2012 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2012. The consolidated balance sheet dated December 31, 2012 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

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

Prior Period Adjustments

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, certain errors were identified that affected our quarterly reported results in 2012.  As previously reported, these errors related to the post-retirement health plan accounting and a sales transaction recognized in the first quarter of 2012 that should have been recognized in the second quarter of 2012.  As a result of these errors, we concluded that we would revise our consolidated financial statements for the quarter and six months ended July 1, 2012. Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all of the periods presented.

A description of the errors follows:

Post-retirement health plan accounting - We identified errors related to certain actuarial assumptions used in the calculation of claims data, administrative fees and a cap on benefits for a certain group of retirees. To correct the error, we increased cost of sales for the quarter and six months ended July 1, 2012 by $25 and $50, respectively.

Sales cut-off — During the first quarter of 2012, we recognized a sales transaction that should have been recognized in the second quarter of 2012.  To correct the error, we decreased net sales by $724 and decreased cost of goods sold by $271 for the quarter ended April 1, 2012 and increased net sales by $724 and increased cost of sales by $271 for the quarter ended July 1, 2012.

Note 2 - Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $0 at June 30, 2013 and December 31, 2012, respectively.

Note 3 - Inventories

Inventories consist of:

	June 30, 2013	December 31, 2012
Materials	$36,987	$29,177
Work in process	8,264	7,829
Finished products	5,965	3,555
	$51,216	$40,561

Note 4 - Notes Payable and Long-term Debt

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to our members) and merge, acquire or sell assets.  In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of June 30, 2013.

As of June 30, 2013, there was an $80 line of credit advance and $4,011 of letters of credit outstanding under the Credit Agreement. The $80 advance, which was automatically made by Wells Fargo on our behalf in order to pay fees, was non-interest bearing and was repaid in full in July 2013.

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 6 — Colt Defense LLC Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, we entered into Amendment No. 3 to the Credit Agreement, which permitted the formation of Colt International Cooperatief U.A. (“Dutch Holdings”) and the contribution of all the issued and outstanding equity interests issued by Colt Canada Corporation (“Colt Canada”) to Dutch Holdings so that Colt Canada would become a wholly-owned subsidiary of Dutch Holdings, and permitting Dutch Holdings to become a guarantor under the Credit Agreement.

Senior Notes

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp., our 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“Senior Notes”) under an indenture agreement (“Indenture”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15. We issued the Senior Notes at a discount of $3,522 from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the Indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The Indenture does not restrict the ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries, inclusive of the co-issuer, Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20,000 or more.

Previously, the Senior Notes were not guaranteed by any of our subsidiaries. On June 19, 2013, we entered into an indenture supplement by which, Dutch Holdings, Colt Canada and Colt Defense Technical Services (“CDTS”) became new subsidiary guarantors to the Senior Notes. As such, each agrees to jointly and severally guarantee the obligations under the Indenture.

The outstanding loan balances at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Senior notes principal amount	$250,000	$250,000
Unamortized discount	(2,227)	(2,433)
Long-term debt	$247,773	$247,567

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Effective interest rate	9.0%	9.0%	9.0%	9.0%
Amortization of discount	$102	$95	$206	$189
Amortization of deferred financing costs	$414	$413	$828	$826

On July 12, 2013, we entered into a new term loan, an amendment to the Credit Agreement and a supplemental indenture to the Indenture, each of which is described in “Note 17 — Subsequent Events” of this Form 10-Q.

Note 5 - Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, are not subject to U.S. federal or state income taxes.  Our taxable income (loss) is reported to our members for inclusion in their individual tax returns.  Our Canadian operation files separate income tax returns in Canada. We also incur withholding tax on royalty and interest income as well as our distributions received from our Canadian subsidiary. Our limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, we make distributions to members equal to the product of (1) the highest combined marginal federal, state and/or local income tax rate applicable to any member and (2) the highest taxable income allocated to any one unit, to the extent our Governing Board determines that sufficient funds are available.

The provision (benefit) for foreign income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Current	$(54)	$330	$687	$845
Deferred	75	167	15	68
Total	$21	$497	$702	$913

Note 6 — Colt Defense LLC Accumulated Deficit

Our authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units and 250,000 preferred units. Common units issued and outstanding as of June 30, 2013 and December 31, 2012 were 101,008 and 132,174, respectively.  No preferred units have been issued.

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

In June 2013, we paid our members a tax distribution of $1,357 and accrued a member tax distribution of $3,508 for the second quarter.  In March 2012, we paid our members a tax distribution of $3,343, which had been accrued in December 2011.

Note 7 — Common Unit Compensation

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (“Plan”). The purpose of the Plan is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the Plan may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 nonvoting Class B common units have been reserved for issuance in connection with awards under the Plan.

Under the Plan, the exercise price of option awards is set at the grant date and may not be less than the fair market value per unit on that date. The term of each option is ten years from the grant date. The vesting periods, which vary by grant, may be time based, performance based or a combination thereof. Compensation expense equal to the grant date fair value of the option is generally recognized over the period during which the employee is required to provide service in exchange for the award or as the performance obligation is met. Fair value of the option was estimated on the date of grant using the Black-Scholes valuation method.

In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three months and six months ended June 30, 2013 and July 1, 2012, our common unit compensation expense, which is included in general and administrative expense in our Consolidated Statements of Operations, was immaterial.

Note 8 — Pension, Savings and Postretirement Benefits

We have two noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

On March 31, 2012, we agreed to a new two-year collective bargaining unit agreement with Local 376 of the United Auto Workers. Under the terms of the contract, we froze the pension benefits under the hourly defined benefit plan effective December 31, 2012. Benefits under the salaried defined benefit plan have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits will accrue after the effective dates of the freezes.

The components of cost recognized in our Consolidated Statements of Operations for our pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$—	$116	$—	$222
Interest cost	277	289	550	558
Expected return on assets	(421)	(413)	(842)	(806)
Curtailment of bargaining unit plan	—	—	—	1,527
Amortization of unrecognized prior service	—	—	—	42
Amortization of unrecognized loss	109	176	214	396
Net periodic cost	$(35)	$168	$(78)	$1,939

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

The components of cost recognized in our Consolidated Statements of Operations for our postretirement health plan are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$162	$88	$226	$176
Interest cost	112	135	244	270
Amortization of unrecognized prior service	(43)	(57)	(86)	(115)
Amortization of unrecognized loss	51	18	122	37
Net periodic cost	$282	$184	$506	$368

Our service cost for the three and six months ended July 1, 2012 has been revised to correct an error that was identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2012. For additional information about the correction of this error, see “Note 1 — Basis of Presentation” in this Form 10-Q.

Note 9 - Transactions with Related and Certain Other Parties

We have a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing partner is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, we also reimburse Sciens Managment for expenses incurred in connection with the financial advisory services provided. The cost for these advisory services and the expenses, which were $108 and $216 for the three and six month periods ended June 30, 2013, are recorded within general and administrative expenses in our Consolidated Statements of Operations.

We have a license agreement (“License”) with New Colt Holding Corp. (“New Colt”) for the use of certain Colt trademarks. Under the terms of the License, we received a 20-year paid-up license for the use of the Colt trademarks, which expires December 31, 2023. Thereafter, the License may be extended for successive five-year periods. Consideration for the License included the transfer to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), of the Colt Match Target® rifle line of business, inventories of $18 and cash of $2,000. The total transferred of $2,018 is recorded in other assets and is being amortized over 20 years. This intangible had an unamortized balance of $1,059 at June 30, 2013 and $1,109 at December 31, 2012.

In April 2013, we signed an amendment to our commercial rifle memorandum of understanding (“Amended MOU”) with Colt’s Manufacturing, which was originally signed in May 2011 to jointly coordinate the marketing and sales of rifles into the commercial market. The Amended MOU, which extends the original terms until at least March 31, 2014, also clarifies product service obligations for rifles sold thereunder. In addition, under the Amended MOU, Colt Defense is required to pay Colt’s Manufacturing a royalty on certain sales to law enforcement distributors. In the second quarter of 2013, this royalty expense, which was included in other (income)/expense in the Consolidated Statements of Operations, was $97. Pursuant to the Amended MOU, Colt Defense recorded $70 of royalty income from Colt’s Manufacturing during the second quarter of 2013 on LE6900-style rifles that Colt’s Manufacturing sold, which were not made by Colt Defense. Accounts receivable for product sales to Colt’s Manufacturing were $10,792 and $12,448 at June 30, 2013 and December 31, 2012, respectively.

In August 2012, we signed the Services Agreement — 2012 (“Services Agreement”), under which we will provide certain factory, administrative and data processing services to Colt’s Manufacturing for an annual fee of $1,766 with annual escalators. Service fee income is included in other (income) expense, net in the Consolidated Statements of Operations.  In addition, under the terms of the Services Agreement, we invoice Colt’s Manufacturing each month for the cost of their actual electricity usage. These amounts are included in cost of sales and operating expenses in the Consolidated Statements of Operations. The Amended MOU also extended the Services Agreement under the existing terms until March 31, 2014.

During 2012, we entered into a contract to supply the M45A1 Close Quarters Battle Pistol to the United States Marine Corps and we have begun offering this product to our international customers. This product is manufactured and supplied to us by Colt’s Manufacturing pursuant to purchase orders.  Our outstanding accounts payable to Colt’s Manufacturing were $315 and $249 as of June 30, 2013 and December 31, 2012, respectively.

Transactions with Colt’s Manufacturing were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales to Colt’s Manufacturing	$21,172	$20,734	$43,523	$28,220
Purchases from Colt’s Manufacturing	892	5	1,886	22
Administration and services fees	505	108	1,011	215

We also lease our West Hartford facility from an affiliate and we sublease a portion of our facility to Colt’s Manufacturing. In the Amended MOU, the sublease between Colt Defense and Colt’s Manufacturing was extended until March 31, 2014. In addition, Colt Security LLC, a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to us.

Note 10 — Accrued Expenses

Accrued expenses consisted of:

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$5,297	$5,770
Accrued taxes	3,997	5,293
Accrued interest	2,839	3,230
Accrued transaction and financing costs	1,530	—
Other accrued expenses	5,093	6,022
	$18,756	$20,315

As of June 30, 2013, we had accrued $1,530 of transaction and financing costs related to our July 12, 2013 acquisition of New Colt. For additional information about this transaction, see “Note 17 — Subsequent Events” in this Form 10-Q.

Note 11 — Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	June 30, 2013	December 31, 2012
Standby letters of credit secured by restricted cash	$1,205	$1,253
Standby letters of credit under Credit Agreement	4,011	1,715
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	702

At June 30, 2013 and December 31, 2012, we had unconditional purchase obligations related to capital expenditures for machinery and equipment of $3,059 and $2,237, respectively.

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

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At June 30, 2013 and December 31, 2012, our remaining gross offset purchase commitments totaled $63,899 and $68,180, respectively.  We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1,706 and $1,804 as of June 30, 2013 and December 31, 2012, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Statement of Operations Data:
Net income (loss)	$4,158	$(6,237)	$9,228	$(13,325)
Provision for foreign income taxes	21	497	702	913
Depreciation and amortization (i)	1,206	1,449	2,368	2,889
Interest expense, net	6,069	6,359	12,063	12,459
Sciens fees and expenses (ii)	108	108	216	216
Pension curtailment expense (iii)	—	—	—	1,527
Transaction costs (iv)	416	—	416	—
Other (income)/expense, net (v)	(52)	2	(322)	(129)
Adjusted EBITDA	$11,926	$2,178	$24,671	$4,550

(i)             Includes depreciation and amortization of intangible assets.

(ii)          Includes fees and expenses pursuant to our financial advisory agreement with Sciens Management.

(iii)       Noncash expense associated with the curtailment of our bargaining unit pension plan.

(iv)      One-time costs associated with the July 12, 2013 acquisition of New Colt.

(v)         Includes income and/or expenses such as transaction costs incurred in connection with our contemplated merger and acquisition activities, foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

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

The table below presents net sales for specific geographic regions:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
United States	$39,008	$32,087	$74,716	$44,602
Canada	4,202	6,713	14,953	18,286
Europe	3,272	3,435	4,603	5,779
Latin America	43	2,639	1,044	3,280
Asia/Pacific	17,178	350	32,198	15,557
Middle East/Africa	532	612	570	2,185
	$64,235	$45,836	$128,084	$89,689

Major Customer Information

For the three and six months ended June 30, 2013, sales to Colt’s Manufacturing, represented 33% and 34% of net sales, respectively. For the three and six months ended July 1, 2012, sales to Colt’s Manufacturing, represented 45% and 31% of net sales, respectively. During the three and six months ended June 30, 2013, sales to the U.S. Government accounted for 13% of net sales.  For the three months ended July 1, 2012, sales to the U.S. Government accounted for 13% of net sales.

For the three months ended June 30, 2013, one foreign direct customer accounted for 24% of net sales. For the six months ended June 30, 2013, two foreign direct customers accounted for 24% and 11% of net sales, respectively. For the three months ended July 1, 2012, one foreign direct customer accounted for 10% of net sales. For the six months ended July 1, 2012, two foreign direct customers accounted for 17% and 15% of net sales, respectively.

Note 13 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable.  At June 30, 2013, the two largest individual trade receivable balances accounted for 44% and 31% of total accounts receivable, respectively. At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivable, respectively.

Labor

The Union represents approximately 72% of our U.S. workforce. On March 31, 2012, we and the Union agreed to a new, two-year collective bargaining agreement.

Note 14 — Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of our long-term debt of $247,773 and $247,567 at June 30, 2013 and December 31, 2012, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $183,750 and $161,250 at June 30, 2013 and December 31, 2012, respectively, was based on quoted market prices, which are Level 1 inputs.

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

As of June 30, 2013 and December 31, 2012, we did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, we did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or six months ended June 30, 2013.

Note 15 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2011	$378	$(15,723)	$2,215	$(13,130)
Change in pension and postretirement health liabilities	503	1,578	—	2,081
Currency translation	—	—	(77)	(77)
Balance, July 1, 2012	881	(14,145)	2,138	(11,126)

Balance, December 31, 2012	825	(17,399)	2,733	(13,841)
Change in pension and postretirement health liabilities	(86)	336	—	250
Currency translation	—	—	(1,597)	(1,597)

Balance, June 30, 2013	$739	$(17,063)	$1,136	$(15,188)

Note 16 — Supplemental Condensed Consolidating Financial Statement Information (unaudited):

On November 10, 2009, Colt Defense LLC and Colt Finance Corp., our 100%-owned subsidiary, jointly and severally co-issued and guaranteed the Senior Notes. On June 19, 2013, we entered into an indenture supplement by which, Dutch Holdings, Colt Canada and CDTS became new subsidiary guarantors to the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture. Therefore the Senior Notes were fully and unconditionally guaranteed, on a joint and several basis by Colt Defense LLC and all of its subsidiaries as of June 30, 2013. Condensed consolidating financial statement information for Colt Defense and its 100% owned guarantor subsidiaries as of June 30, 2013 and for the three and six months ended June 30, 2013 is as follows (dollars in thousands):

Condensed Consolidating Balance Sheet

	June 30, 2013
	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,716	$—	$9,893	$—	$—	$13,609
Restricted cash	772	—	—	—	—	772
Accounts receivable, net	29,728	—	4,573	—	—	34,301
Inventories	44,739	—	6,477	—	—	51,216
Other current assets	2,276	—	1,545	—	(158)	3,663
Total current assets	81,231	—	22,488	—	(158)	103,561

Property and equipment, net	18,343	—	4,756	—	—	23,099
Investment in subsidiaries	28,646				(28,646)	—
Goodwill	4,175	—	10,195	—	—	14,370
Intangible assets with finite lives, net	1,427	—	4,043	—	—	5,470
Deferred financing costs	7,949	—	—	—	—	7,949
Long-term restricted cash	810	—	—	—	—	810
Other assets	1,450	—	—	—	—	1,450
Total assets	$144,031	$—	$41,482	$—	$(28,804)	$156,709

Liabilities and Deficit
Current liabilities:
Line of credit	$80	$—	$—	$—	$—	$80
Accounts payable	16,812	—	1,231	—	(158)	17,885
Accrued expenses	16,363	—	2,393	—	—	18,756
Pension and retirement obligations	626	—	—	—	—	626
Customer advances and deferred income	1,215	—	7,752	—	—	8,967
Accrued distribution to members	3,508	—	—	—	—	3,508
Total current liabilities	38,604	—	11,376	—	(158)	49,822

Long-term debt	247,773	—	—	—	—	247,773
Pension and retirement liabilities	19,353	—	—	—	—	19,353
Other long-term liabilities	852	—	1,460	—	—	2,312
Total long-term liabilities	267,978	—	1,460	—	—	269,438
Total liabilities	306,582	—	12,836	—	(158)	319,260

Deficit:
Total deficit	(162,551)	—	28,646	—	(28,646)	(162,551)
Total liabilities and deficit	$144,031	$—	$41,482	$—	$(28,804)	$156,709

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2013
	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$57,218	$—	$7,352	$—	$(335)	$64,235
Cost of sales	41,374	—	4,759	—	(368)	45,765
Gross profit	15,844	—	2,593	—	33	18,470

Operating expenses:
Selling and commissions	3,074	—	393	—	—	3,467
Research and development	568	—	912	—	—	1,480
General and administrative	2,543	—	694	—	—	3,237
Certain transaction costs	416	—	—	—	—	416
Amortization of intangibles	—	—	115	—	—	115
Total operating expenses	6,601	—	2,114	—	—	8,715
Operating income	9,243	—	479	—	33	9,755

Other (income)/expense:
Interest expense, net	6,045	—	24	—	—	6,069
Other income, net	(461)	—	(32)	—	—	(493)
Total other (income)/expense, net	5,584	—	(8)	—	—	5,576

Income before tax	3,659	—	487	—	33	4,179
Provision (benefit) for foreign income taxes	30	—	(9)	—	—	21
Equity in income from operations of consolidated subsidiaries	529	—	—	—	(529)	—
Net income	$4,158	$—	$496	—	$(496)	$4,158

Comprehensive income	$3,255	$—	$(524)	$—	$524	$3,255

Condensed Consolidating Statements of Income

	For the Six Months Ended June 30, 2013
	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$109,155	$—	$19,477	$—	$(548)	$128,084
Cost of sales	78,432	—	12,990	—	(559)	90,863
Gross profit	30,723	—	6,487	—	11	37,221

Operating expenses:
Selling and commissions	5,803	—	721	—	—	6,524
Research and development	1,166	—	1,133	—	—	2,299
General and administrative	5,526	—	1,436	—	—	6,962
Certain transaction costs	416	—	—	—	—	416
Amortization of intangibles	—	—	232	—	—	232
Total operating expenses	12,911	—	3,522	—	—	16,433
Operating income	17,812	—	2,965	—	11	20,788

Other (income)/expense:
Interest expense	12,020	—	43	—	—	12,063
Other income, net	(1,138)	—	(67)	—	—	(1,205)
Total other (income)/expense, net	10,882	—	(24)	—	—	10,858

Income before tax	6,930	—	2,989	—	11	9,930
Provision for foreign income taxes	96	—	606	—	—	702
Equity in income from operations of consolidated subsidiaries	2,394	—	—	—	(2,394)	—
Net income	$9,228	$—	$2,383	$—	$(2,383)	$9,228

Comprehensive income	$7,881	$—	$786	$—	$(786)	$7,881

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended June 30, 2013
	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	(11,780)	—	2,081	—	—	(9,699)

Investing Activities
Purchases of property and equipment	(2,873)	—	(387)	—	—	(3,260)
Change in restricted cash	5	—	—	—	—	5
Net cash used in investing activities	(2,868)	—	(387)	—	—	(3,255)

Financing Activities
Line of credit advances	74	—	—	—	—	74
Purchase of common units	(14,000)	—	—	—	—	(14,000)
Distributions to members	(1,357)	—	—	—	—	(1,357)
Net cash used in financing activities	(15,283)	—	—	—	—	(15,283)
Effects of exchange rates of cash	—	—	(527)	—	—	(527)
Change in cash and cash equivalents	(29,931)	—	1,167	—	—	(28,764)
Cash and cash equivalents, beginning of period	33,647	—	8,726	—	—	42,373
Cash and cash equivalents, end of period	$3,716	$—	$9,893	$—	$—	$13,609

In 2012, the total assets of the guarantor subsidiaries were $46,298 and the net income of the guarantor subsidiaries for the three and six month periods ended July 1, 2012 was $1,049 and $2,444, respectively.

Note 17 — Subsequent Events

Merger and Related Financings and Transactions

On July 12, 2013, we acquired 100% ownership of New Colt (the “Merger”) for an aggregate merger consideration equal to $60.5 million in cash, subject to certain adjustments (“Merger Consideration”).  As a result of the Merger, the two manufacturers of Colt firearms have been consolidated into a single enterprise, reversing a separation that occurred in 2003.

In connection with the Merger, we also:

•                  entered into a senior secured $50,000 term loan (“Term Loan”). We used the proceeds, together with the $9,000 of proceeds from the sale of additional Colt Defense common units (as described below) and cash on hand, to finance the Merger and to pay related fees and expenses. The Term Loan, which matures on November 15, 2016, bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1.0%. The Term Loan contains several financial covenants including, minimum EBITDA, a fixed charge coverage ratio, a secured leverage ratio and maximum capital expenditures;

•                  issued and sold 31,165.589 of our common units to certain new and existing holders for aggregate proceeds of $9,000;

•                  entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 was entered into to permit Colt’s Manufacturing to become a borrower and New Colt to become a guarantor under the Credit Agreement;

•                  entered into an indenture supplement to the Indenture (“Supplemental Indenture”). Under the terms of the Supplemental Indenture, New Colt and Colt’s Manufacturing each agreed to jointly and severally guarantee the Senior Notes;

•                  entered into a Consulting Services Agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens”), an affiliated entity. Under the Consulting Agreement, Sciens will provide certain legal, financial, management and tax consulting and other services for a yearly fee of $650. This agreement supplements the financial advisory agreement that we have with Sciens Management, under which Sciens Management receives $350 per year for certain advisory services. Pursuant to the terms of the Consulting agreement, Sciens Management will no longer receive reimbursement for expenses related to their advisory services. The Consulting Agreement will remain in effect until the earlier of July 12, 2020 or the occurrence of a Capital Transaction (as defined in the Consulting Agreement);

•                  entered into a Services Agreement (“Archive Services Agreement”) with Colt Archive Properties LLC (“Colt Archive”). Under the Archive Services Agreement, Colt’s Manufacturing will provide certain archival, record-keeping, research and other services to Colt Archive for an annual fee of $241 for the first year and $249 for the second year of the Archive Services Agreement. The Archive Services Agreement will remain in effect until July 12, 2015; and

•                  entered into an Option Agreement (“Option Agreement”) with the owners of Colt Archive. Under the Option Agreement, Colt’s Manufacturing received an option to purchase 100% of the membership interests in Colt Archive for the aggregate purchase price of $5,000, subject to possible upward adjustments. Colt’s Manufacturing may exercise its option at any time prior to July 12, 2015.

Under purchase accounting rules, we will allocate the purchase price of New Colt based on the estimated fair value of the net tangible and intangible assets acquired and any excess purchase price will be recorded as goodwill. New Colt’s operating results will be included in our consolidated results starting as of the July 12, 2013 closing date. As of June 30, 2013, we recorded $416 of expense related to the Merger.

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

As used in this report, the terms “we”, “us”, “our”, “Colt Defense”, “Colt”, and the “Company” mean Colt Defense LLC and its subsidiaries, unless the context indicates another meaning.

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

Overview of Our Business

We are one of the world’s leading designers, developers and manufacturers of small arms weapons systems as well as rifles and carbines tailored to the sporting and hunting community. Our end customers include U.S. and foreign military forces, law enforcement and security agencies and through an arrangement with Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), domestic sporting and hunting enthusiasts.  We have supplied small arms weapons systems to more than 80 countries by expanding our portfolio of products and services to meet evolving military and law enforcement requirements around the world.  Our products have proven themselves under the most severe battle conditions. We also modify our rifles and carbines for civilian use and sell them into the commercial market.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013%		July 1, 2012%		June 30, 2013%		July 1, 2012%
Statement of Operations Data:
Net sales	$64,235	100.0%	$45,836	100.0%	$128,084	100.0%	$89,689	100.0%
Cost of sales	45,765	71.2	37,002	80.7	90,863	70.9	73,026	81.4
Gross profit	18,470	28.8	8,834	19.3	37,221	29.1	16,663	18.6

Selling and commissions	3,467	5.4	3,590	7.8	6,524	5.1	6,534	7.3
Research and development	1,480	2.3	1,144	2.5	2,299	1.8	2,409	2.7
General and administrative	3,237	5.0	3,463	7.6	6,962	5.4	7,767	8.7
Certain transaction costs	416	0.6	—	0.0	416	0.3	—	0.0
Amortization of purchased intangibles	115	0.2	124	0.3	232	0.2	250	0.3
Total operating expenses	8,715	13.6	8,321	18.2	16,433	12.8	16,960	18.9
Operating income (loss)	9,755	15.2	513	1.1	20,788	16.2	(297)	(0.3)

Other expense/(income)
Interest expense	6,069	9.4	6,359	13.9	12,063	9.4	12,459	13.9
Other expense (income), net	(493)	(0.8)	(106)	(0.2)	(1,205)	(0.9)	(344)	(0.4)
Nonoperating expenses	5,576	8.7	6,253	13.6	10,858	8.5	12,115	13.5

Income (loss) before provision for foreign income taxes	4,179	6.5	(5,740)	(12.5)	9,930	7.8	(12,412)	(13.8)
Provision for foreign income taxes	21	0.0	497	1.1	702	0.5	913	1.0
Net income (loss)	$4,158	6.5%	$(6,237)	(13.6)%	$9,228	7.2%	$(13,325)	(14.9)%

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended July 1, 2012

Net Sales

The following table shows net sales for the three and six months ended June 30, 2013 and July 1, 2012, respectively, by product category (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Weapons systems	$54,891	$34,352	59.8%	$108,423	$62,295	74.0%
Spares / other	9,344	11,484	(18.6)%	19,661	27,394	(28.2)%
Total	$64,235	$45,836	40.1%	$128,084	$89,689	42.8%

Net sales for the three months ended June 30, 2013 were $64.2 million, an increase of $18.4 million, or 40.1%, from $45.8 million in the comparable prior year period.  Net sales for the six months ended June 30, 2013 were $128.1 million, an increase of $38.4 million, or 42.8%, from $89.7 million in the comparable prior year period.

Weapons systems sales increased by $20.5 million to $54.9 million in the second quarter of 2013 and by $46.1 million to $108.4 million in the first six months of 2013 compared to the same periods in 2012. The growth in the second quarter of 2013 was mainly due to strong international sales to the Asia/Pacific region, where defense spending has been strong.  In the first six months of 2013, we experienced strong growth in all three sales channels: U.S. Government, International and Commercial/Law Enforcement (“Commercial/LE”).

Spares/other sales decreased 18.6% to $9.3 million in the second quarter of 2013 and 28.2% to $19.7 million in the first six months of 2013 compared to the same periods in 2012. The decrease in both periods was mainly due to a decrease in international spares sales of $3.1 million and $9.5 million, respectively.

Cost of Sales/Gross Profit

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin for the three months ended June 30, 2013 increased to 28.8% from 19.3% for the three months ended July 1, 2012.  The increase in the second quarter gross margin was mainly due to a favorable sales mix with increased international sales and to a lesser extent increased production volume, which resulted in a corresponding improvement in manufacturing fixed-cost absorption compared to the first quarter of 2013. For the first six months of 2013, gross margin increased to 29.1% from 18.6% for the first six months of 2012. For the six months ended June 30, 2013, the increase in gross margin was mainly due to increased production volume, which resulted in a corresponding improvement in manufacturing fixed-cost absorption compared to the first six months of 2012.  In addition, in the first six months of 2012, cost of sales was adversely impacted by $1.5 million of expense related to the curtailment of our bargaining unit pension plan.  This non-recurring expense decreased our gross margin for the six months ended July 1, 2012 by 1.7%.

Selling and Commissions Expense

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most Commercial/LE sales, which generally are a percentage of the selling price.  For the three months ended June 30, 2013, selling and commission expenses decreased $0.1 million compared to the same period in 2012 due to lower international marketing expenses. For the first six months of 2013, selling and commission expenses were flat when compared to the same period in 2012.

Research and Development

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. For the three months ended June 30, 2013, research and development expenses increased $0.3 million compared to the three months ended July 1, 2012. For the first six months of 2013, research and development expenses decreased by $0.1 million compared to the same period in 2012. The small variances for both periods were mainly due to the timing of spending on various research and development projects. The increase in the second quarter of 2013 largely offsets lower year over year spending in the first quarter of 2013. Research and development expenses tend to be for discrete projects that vary from year to year. As a result, research and development spending patterns tend to fluctuate from period to period based on the number and types of projects in process during a given period.

General and Administrative Expense

General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. General and administrative expense decreased by $0.2 million in the second quarter of 2013 and by $0.8 million for the six months ended June 30, 2013 versus the comparable periods in 2012.  In the second quarter of 2013, bad debt expense was favorable by $0.1 million. In the second quarter of 2012, we accrued $0.1 million of bad debt expense for a delinquent receivable in accordance with our policies. The bad debt expense was reversed in the third quarter of 2012 when the delinquent amount was collected. Professional fees were also $0.1 million lower in the second quarter of 2013.   In addition to the favorable bad debt expense above, general and administrative expense was also favorable in the first six months of 2013 because we expensed approximately $0.7 million to settle a legal dispute in the first half of 2012.

Certain Transaction Costs

For the three and six months ended June 30, 2013, we recorded $0.4 million of expense related to our acquisition of New Colt Holding Corp. (“New Colt”) on July 12, 2013. This was primarily for legal fees related to the transaction. For additional information about this transaction, see “Note 17 — Subsequent Events” in this Form 10-Q.

Interest Expense

Our interest expense for the three months ended June 30, 2013 and July 1, 2012 was $6.1 million and $6.4 million, respectively. For the first six months of 2013 and 2012, interest expense was $12.1 million and $12.5 million, respectively. Interest expense was higher in both periods of 2012 primarily due to an accrual for interest expense related to the settlement of a tax audit.

Other Income, net

For the three months ended June 30, 2013, we had other income of $0.5 million compared to $0.1 million for the three months ended July 1, 2012. For the six months ended June 30, 2013, we had other income of $1.2 million compared to other income of $0.3 million for the six months ended July 1, 2012. The favorable variances for both periods were mainly due to an increase in service fee income from Colt’s Manufacturing in 2013.

Income Taxes

As a limited liability company, we are treated as a partnership for U.S. federal and state income tax purposes and therefore, we are not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their individual tax returns. The income tax that we incurred results from Canadian federal and provisional income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  For the second quarter of 2013, we had foreign income tax expense of $21 thousand compared to $0.5 million for the second quarter of 2012. For the six months ended June 30, 2013, our foreign income tax expense was $0.7 million compared to foreign income tax expense of $0.9 million for the six months ended July 1, 2012. The decrease in tax expense in 2013 is mainly due to lower foreign taxable income.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding business, on September 29, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets, including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

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

On June 19, 2013, we entered into Amendment No. 3 to the Credit Agreement, which permitted the formation of Colt International Cooperatief U.A. (“Dutch Holdings”) and the contribution of all the issued and outstanding equity interests issued by Colt Canada Corporation (“Colt Canada”) to Dutch Holdings so that Colt Canada will be a wholly owned subsidiary of Dutch Holdings, and to permit Dutch Holdings to become a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on June 25, 2013.

On July 12, 2013, we entered into Amendment No. 4 to the Credit Agreement, whereby Colt’s Manufacturing became a borrower and New Colt became a guarantor under the Credit Agreement. For more information about this amendment, see “Note 17 — Subsequent Events” in this Form 10-Q and the Form 8-K that was filed with the SEC on July 15, 2013.

Certain covenants in the Credit Agreement would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. As of June 30, 2013, we were in compliance with all covenants and restrictions under the credit agreement.

As of June 30, 2013, there was an $80 thousand line of credit advance and $4.0 million of letters of credit outstanding under the Credit Agreement. The $80 thousand advance, which was automatically made by Wells Fargo on our behalf in order to pay fees, was non-interest bearing and was repaid in full in July 2013.

On November 10, 2009, Colt Defense LLC (“Parent”) and Colt Finance Corp., our 100%-owned finance subsidiary, jointly and severally co-issued $250.0 million of unsecured senior notes (“Senior Notes”) under an indenture agreement (“Indenture”). The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3.5 million from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes do not have any financial condition covenants that require us to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the Indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The Indenture does not restrict the ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries, inclusive of the co-issuer Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20.0 million or more.

Previously, the Senior Notes were not guaranteed by any of our subsidiaries. On June 19, 2013, we entered into an indenture supplement by which, Dutch Holdings, Colt Canada and Colt Defense Technical Services (“CDTS”) became new subsidiary guarantors to the Senior Notes. As such, each agrees to jointly and severally guarantee the obligations under the Indenture. For more information about this indenture supplement, see the Form 8-K that was filed with the SEC on June 25, 2013.

On July 12, 2013, we entered into an indenture supplement to the Indenture (“Supplemental Indenture”) by which New Colt and Colt’s Manufacturing became new subsidiary guarantors to the Senior Notes. As such, each agrees to jointly and severally guarantee the obligations under the Indenture. For more information about the Supplemental Indenture, see “Note 17 — Subsequent Events” in this Form 10-Q and the Form 8-K that was filed with the SEC on July 15, 2013.

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital, including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer and tend to experience a longer collection cycle. Commercial/LE receivables, are generally collected within 10 to 30 days as certain customers take advantage of payment terms. To date, we have not experienced any significant receivable losses.

Our renewed emphasis on the international and Commercial/LE markets have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support our expanded product lines across all of our sales channels.

Historically, tax distributions to our members have been made in amounts equal to the highest combined marginal federal, state and/or local tax rate applicable to any member as applied to our taxable income, as defined, for the applicable period.  Our Governing Board may also declare other distributions to our members from time to time. In addition, our cash requirements and liquidity could be impacted by potential acquisitions.

At June 30, 2013, we had cash and cash equivalents totaling $13.6 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months.  On July 12, 2013, we entered into a $50.0 million term loan and received $9.0 million in proceeds on the sale of 31,165.589 common units to help fund the acquisition of New Colt for approximately $60.5 million. For additional information about this transaction, see “Note 17 — Subsequent Events” in this Form 10-Q. Other than this transaction, we are not aware of any significant events or conditions that are likely to have a material impact on our liquidity.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2013 and July 1, 2012, respectively (dollars in millions):

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash used in operating activities	$(9.7)	$(2.0)
Cash used in investing activities	(3.3)	(1.1)
Cash used in financing activities	(15.3)	(4.0)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $9.7 million, compared to net cash used in operating activities of $2.0 million for the six months ended July 1, 2012.  While we had net income of $9.2 million in the first half of 2013 compared to a net loss of $13.3 million in the first half of 2012, our increase in net income was more than offset by significantly higher working capital balances for accounts receivable and inventory in 2013.

During the first six months of 2013, we used $22.3 million of cash to fund changes in operating assets and liabilities.  Accounts receivable grew $11.9 million primarily because of a large international shipment in June 2013.  In addition, we used $11.1 million to fund an increase in inventory to support increased production volume.  These large uses of cash were partially offset by a $2.1 million related increase in accounts payable and accrued expenses.

During the first six months of 2012, changes in operating assets and liabilities provided $5.9 million of cash as we collected on large international receivables that were outstanding at the end of 2011. This $7.9 million source of cash was partially offset by a $2.2 million increase in inventory to support a higher production level in 2012.

Cash Flows Used in Investing Activities

Net cash used in investing activities for both periods presented were principally for capital expenditures.  Capital expenditures for the six months ended June 30, 2013 were $3.3 million compared to $1.2 million for the six months ended July 1, 2012. In both years, capital expenditures were primarily for new product production and capacity expansion. Currently, we expect our full-year capital expenditures for 2013 to be approximately $6.0 to $8.0 million. This anticipated increase over our annual 2012 capital expenditure level reflects the additional investment required to support higher production levels.

Cash Flows Used in Financing Activities

In the first half of 2013, we used $14.0 million of cash to repurchase all of our common units held by the Blackstone Funds. We also used $1.4 million and $3.3 million to fund distributions to our members in the first six months of 2013 and 2012, respectively. In addition, we used $0.7 million to make payments on our capitalized leases during the first six months of 2012.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 54% from $165.9 million at December 31, 2012 to $255.2 million at June 30, 2013, primarily due to strong Commercial/LE and international bookings in the first half of 2013. We expect approximately 91% of our backlog of orders as of June 30, 2013 to be shipped over the next twelve months.

Recently Adopted Accounting Pronouncements

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

Contractual Obligations

As of June 30, 2013, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency gains of $0.1 million for the six months ended June 30, 2013 and foreign currency losses of $0.1 million for the six months ended July 1, 2012.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

We had no variable rate debt outstanding at June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

We are involved in various legal claims and disputes in the ordinary course of our business.   The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Our management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued. While management does not anticipate any such loss would have a material adverse impact on our consolidated financial position; however, it is possible that the final outcome could have a material impact on our results of operations or cash flows in any given period.

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

31.1	Certification of Gerald R. Dinkel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3	Certification of Leslie S. Striedel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Notes to Exhibits List:

*	Filed electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and July 1, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and July 1, 2012 , (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 8th day of August, 2013.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer