Form 10-Q
period 2013-09-29
Colt Defense LLC; Colt Finance Corp.
filed 2013-11-13
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2013

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2013 was none.

COLT DEFENSE LLC

PART I — FINANCIAL INFORMATION

ITEM 1. —FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	September 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,607	$42,373
Restricted cash	1,132	777
Accounts receivable, net	23,165	22,683
Inventories	65,437	40,561
Other current assets	6,920	3,416
Total current assets	117,261	109,810

Property and equipment, net	30,279	22,134
Goodwill	48,039	14,947
Intangible assets with finite lives, net	14,251	6,037
Trademarks	50,100	—
Deferred financing costs	8,238	7,642
Long-term restricted cash	810	810
Other assets	1,502	1,588
Total assets	$270,480	$162,968

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$—	$6
Accounts payable	23,302	13,055
Accrued liabilities (Note 9)	35,267	20,941
Accrued distribution to members	3,813	—
Customer advances and deferred income	10,809	10,002
Long-term debt — current portion	2,500	—
Total current liabilities	75,691	44,004

Long-term debt	293,295	247,567
Pension and retirement liabilities	27,945	20,261
Long-term distribution payable to members	1,135	—
Long-term deferred taxes payable	16,561	1,515
Other long-term liabilities	1,384	908
Total long-term liabilities	340,320	270,251
Total liabilities	416,011	314,255
Commitments and Contingencies (Note 15)
Deficit:
Accumulated deficit	(130,934)	(137,446)
Accumulated other comprehensive loss	(14,597)	(13,841)
Total deficit	(145,531)	(151,287)
Total liabilities and deficit	$270,480	$162,968

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$73,238	$56,555	$201,396	$146,245
Contract obligation expense	7,041	—	7,041	—
Cost of sales	51,614	40,245	142,690	113,472
Gross profit	14,583	16,310	51,665	32,773

Operating expenses:
Selling and commissions	3,843	3,154	10,386	9,737
Research and development	1,710	1,173	4,009	3,582
General and administrative	3,886	3,255	10,848	11,022
	9,439	7,582	25,243	24,341
Certain transaction costs	461	—	877	—
Restructuring costs (Note 3)	631	—	631	—
Gain on effective settlement of contract (Note 2)	(15,264)	—	(15,264)	—
Total operating expenses	(4,733)	7,582	11,487	24,341
Operating income	19,316	8,728	40,178	8,432

Other expense (income):
Interest expense	7,623	6,041	19,686	18,500
Other income, net	746	(431)	(385)	(774)
Total other expense, net	8,369	5,610	19,301	17,726
Income (loss) before provision for income taxes	10,947	3,118	20,877	(9,294)
Income tax (benefit) expense	(198)	224	504	1,137
Net income (loss)	$11,145	$2,894	$20,373	$(10,431)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$11,145	$2,894	$20,373	$(10,431)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	465	898	(1,132)	821
Change in pension and postretirement benefit plans, net	126	136	376	2,217
Comprehensive income (loss)	$11,736	$3,928	$19,617	$(7,393)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Operating Activities
Net income (loss)	$20,373	$(10,431)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,294	4,343
Amortization of financing fees	1,403	1,240
Deferred income taxes	(195)	61
Amortization of debt discount	486	285
Gain in effective settlement of contract	(15,264)	—
Pension curtailment expense	—	1,527
Other non-cash items	110	(29)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,713	10,531
Inventories	(17,644)	(6,837)
Prepaid expenses and other current assets	46	(959)
Accounts payable and accrued expenses	16,299	7,214
Accrued pension and retirement liabilities	(1,089)	(363)
Customer advances and deferred income	(726)	802
Other	531	371
Net cash provided by operating activities	11,337	7,755
Investing Activities
Purchases of property and equipment	(6,615)	(2,463)
Proceeds from sale/disposal of property	—	66
Business acquisition, net of cash acquired	(63,488)	—
Change in restricted cash	(355)	464
Net cash used in investing activities	(70,458)	(1,933)
Financing Activities
Debt issuance costs	(1,961)	—
Line of credit advances (repayments)	(6)	—
Capital lease obligation payments	(393)	(898)
Proceeds from the issuance of long-term debt	47,742	—
Purchase of common units	(14,000)	—
Proceeds from the issuance of common units	9,000	—
Distributions paid to members	(2,557)	(3,343)
Net cash provided by (used in) financing activities	37,825	(4,241)
Effect of exchange rates on cash	(470)	156
Change in cash and cash equivalents	(21,766)	1,737
Cash and cash equivalents, beginning of period	42,373	38,236
Cash and cash equivalents, end of period	$20,607	$39,973

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	11,503	$11,183
Cash paid for income taxes	1,354	3,019
Accrued distribution to members	4,948	—
Non-cash consideration for sale of equipment	7	75
Accrued purchases of fixed assets	9	100

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1 - Basis of Presentation

Basis of Accounting

The accompanying unaudited consolidated financial statements of Colt Defense LLC (the “Parent”) and Colt Finance Corp. (collectively, the “Company”, “Colt Defense” or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 29, 2013 and September 30, 2012 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2012. The consolidated balance sheet dated December 31, 2012 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership (the “Merger”) of New Colt Holding Corp (“New Colt”). The results of New Colt have been included in the unaudited consolidated financial statements from the Merger Date.

Accounting Policies

Revenue

Prior to the Merger, Colt Defense generated an immaterial amount of royalty income, which the Company included in other income in the Consolidated Statements of Operations. As a result of the Merger, Colt now generates a significant amount of royalty income on a quarterly basis and has therefore determined that royalty income should now be recorded as net sales in the Consolidated Statements of Operations. For comparability, the Company has reclassified royalty income of $1 for the nine months ended September 30, 2012 from other income to net sales. In addition, net sales for the nine months ended September 29, 2013 includes $74 of royalty income that had been previously reported as other income.

Colt recognizes trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under Colt’s current licensing agreements, most of this revenue is payable in arrears on a calendar quarter basis.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification of Prior Period Amounts

The Company has reclassified certain prior period amounts to conform to the current year’s presentation.

Recently Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)- In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on Colt’s operating results or financial condition.

Recently Issued Not Yet Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11” - ) - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

Prior Period Adjustments

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, certain errors were identified in the Company’s post-retirement plan accounting that affected Colt’s quarterly reported results in 2012. The Company identified errors related to certain actuarial assumptions used in the calculation of claims data, administrative fees and a cap on benefits for a certain group of retirees. As a result of these errors, the Company decided to revise its consolidated financial statements for the quarter and nine months ended September 30, 2012. To correct the error, the Company increased cost of sales for the quarter and nine months ended September 30, 2012 by $115 and $165, respectively. Based on an analysis of qualitative and quantitative factors, these errors were deemed immaterial, individually and in the aggregate, to all of the periods presented.

Note 2 — Acquisition

On July 12, 2013, the Company acquired 100% ownership of New Colt, a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. New Colt’s 2012 sales were approximately $130,000, of which approximately $83,000 were from the resale of Colt Defense manufactured rifles into the commercial market. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense’s rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns.

Prior to determining the purchase price allocation of the Merger consideration, Colt Defense recorded the effective settlement of a pre-existing relationship with New Colt related to Colt Defense’s license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, Colt Defense recorded a gain of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056. A third-party valuation firm assisted management’s calculation of the gain by comparing the value of the royalty rate in the License to the current market rate for such a license.

The Company acquired New Colt for an aggregate purchase price of $82,551, which included the Settlement Gain of $15,264. The cash portion of the purchase price was funded by the proceeds from a new $50,000 senior secured term loan (“Term Loan”), together with $9,000 of proceeds from the issuance and sale of the Company’s common units and cash on hand.

During the nine months ended September 29, 2013, the Company incurred $877 of transaction-related costs. These costs include due diligence, legal expenses and other transaction-related costs to complete the Merger. These costs have been recognized in the Company’s Consolidated Statements of Operations as operating expenses.

The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date. The Company reported $13,509 of incremental net sales and $820 of incremental operating income from New Colt, inclusive of $1,031 of purchase accounting adjustments, for the period from the Merger Date through September 29, 2013.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the Merger Date:

Cash and cash equivalents	$3,791
Accounts receivable	3,318
Inventory	7,585
Property and equipment	5,167
Deferred tax assets	10,906
Other assets	3,022
Finite-lived intangible assets	9,340
Colt trademarks	50,100
Goodwill	33,458
Total assets acquired	126,687

Accounts payable and accrued expenses	7,806
Customer advances and deferred revenue	1,832
Capitalized lease obligations	393
Retirement obligations	9,626
Deferred tax liabilities	24,479
Total liabilities assumed	44,136
Net assets acquired	$82,551

The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as the value of the purchased finite and indefinite lived intangible assets, property and equipment, retirement obligations and deferred income taxes may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition.

Goodwill is the excess of the purchase price of an acquired business over the fair value of assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if indicators of impairment arise. The $33,458 of goodwill is not deductible for federal income tax purposes.

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, which give effect to the Merger with New Colt as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Merger been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical financial results of the Company and New Colt adjusted for certain items including depreciation and amortization expense associated with the assets acquired and the Company’s expense related to financing arrangements. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the Merger.

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$73,046	$67,697	$240,035	$179,960

Net income (loss)	4,204	2,141	17,361	(5,899)

Pro forma earnings during the three and nine months ended September 29, 2013 and September 30, 2012, respectively, were adjusted for items such as the Settlement Gain, transaction related costs, interest on the Company’s $50,000 Term Loan and amortization expense related to finite-lived intangible assets.  Pro forma earnings for the nine month period ending September 29, 2013 were adjusted to exclude the $15,264 Settlement Gain, include $3,520 of additional interest expense, include $1,209 of additional expense related to the amortization of finite-lived intangible assets and exclude $2,260 of transaction related costs ($877 incurred by the Company and $1,383 incurred by New Colt).  Pro forma earnings for the nine month period ending September 30, 2012 were adjusted to include the $15,264 Settlement Gain, include $5,132 of interest expense, include $1,879 of expense related to the amortization of finite-lived intangible assets and include $2,260 of transaction related costs.

Note 3 — Restructuring Costs

During the three and nine months ended September 29, 2013, the Company recorded net pre-tax restructuring costs of $631 for restructuring actions that were initiated as a result of the Merger with New Colt.  The net costs, which were recorded in operating expenses, consisted of severance, continuation of benefits and other compensation-related expenses. These actions, which have been completed, resulted in a workforce reduction of 10 salaried employees. No specific plans for significant other actions have been finalized at this time.

Total
Accrued restructuring liability	$967
Receivable	(336)
Net pre-tax restructuring costs	$631

The $336 receivable represents amounts reimbursable from escrow as a result of the Merger with New Colt.

The following table summarizes the accrual balances and utilization for this restructuring action:

Total
Restructuring accruals at December 31, 2012	$—
Accrued restructuring liability	967
Utilization	(230)
Balance at September 29, 2013	$737

Note 4 - Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $41 and $0 at September 29, 2013 and December 31, 2012, respectively.

Note 5 - Inventories

Inventories consist of:

	September 29, 2013	December 31, 2012
Materials	$47,957	$29,177
Work in process	11,092	7,829
Finished products	6,388	3,555
	$65,437	$40,561

Note 6 — Property and Equipment

The fair value of the property and equipment acquired as a result of the Merger are allocated to machinery and equipment, furniture, fixtures and leasehold improvements and construction in process in the amounts of $4,405, $30 and $732, respectively.

Property and equipment consist of the following as of:

	September 29,	December 31,	Estimated
	2012	2012	Useful Life
Land	$350	$362	—
Building	2,647	2,718	33
Machinery and equipment	45,939	37,749	7-10
Furniture, fixtures and leasehold improvements	6,982	6,378	3-5
	55,918	47,207
Less accumulated depreciation and amortization	(31,146)	(28,162)
	24,772	19,045
Construction in process	5,507	3,089
Property and equipment, net	$30,279	$22,134

Note 7 - Goodwill, Trademarks and Other Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the Company as of and for the period ended September 29, 2013:

Total
Balance at December 31, 2012	$14,947
Goodwill acquired	33,458
Effect of foreign currency translation	(366)
Balance at September 29, 2013	$48,039

Trademarks

In connection with the Merger, the Company recorded an indefinite-lived intangible asset of $50,100 for the Colt brand and related trademarks.  As a result of the effective settlement of the License, see Note 2 — Acquisitions, Colt Defense recorded a Settlement Gain of $15,264 immediately prior to the Merger which increased the aggregate purchase price for New Colt.  The Company, with the assistance of a third party actuary, then valued the Colt brand and related trademarks by comparing the value of the royalty rate inherent in the License to the current market rate for such a license based upon both the value of the Colt brand and related trademarks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

Other Intangible Assets

In connection with the Merger, the Company recorded finite-lived intangible assets of $9,340 which includes $5,240 of existing license agreements which represents the estimated fair value of New Colt license agreements for licensing the Colt trademarks to various third parties, $2,970 of developed technology which represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog which represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired assets were 6 years, 20 years and 3 years, respectively.

The net carrying value of the Company’s intangible assets with finite lives follows:

	As of September 29, 2013
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,447	$(680)	$1,767	30
Customer relationships other	6,361	(4,116)	2,245	20
License agreements	5,240	(374)	4,866	6
Technology-based intangibles	6,580	(2,332)	4,248	15-20
Backlog	1,742	(617)	1,125	3
	$22,370	$(8,119)	$14,251

	As of December 31, 2012
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,533	$(640)	$1,893	30
Customer relationships other	7,219	(4,603)	2,616	20
Technology-based intangibles	3,610	(2,082)	1,528	15
	$13,362	$(7,325)	$6,037

The Company expects to record annual amortization expense of $1,686, $3,285, $2,798, $1,939 and $1,198 for 2013, 2014, 2015, 2016 and 2017, respectively.

Note 8 - Notes Payable and Long-term Debt

Credit Agreement

On September 29, 2011, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and Colt’s quarterly average excess availability under the Credit Agreement.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.  In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of the Company’s borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of September 29, 2013.

As of September 29, 2013, there was $4,635 of letters of credit outstanding under the Credit Agreement. There were no outstanding advances under the Credit Agreement as of September 29, 2013.

On March 22, 2013, the Company entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 6 — Colt Defense LLC Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, Colt Defense entered into Amendment No. 3 to the Credit Agreement, which permitted the formation of Colt International Cooperatief U.A. (“Dutch Holdings”) and the contribution of all the issued and outstanding equity interests issued by Colt Canada Corporation (“Colt Canada”) to Dutch Holdings so that Colt Canada would become a wholly-owned subsidiary of Dutch Holdings, and permitting Dutch Holdings to become a guarantor under the Credit Agreement.

On July 12, 2013, Colt Defense entered into Amendment No. 4 to the Credit Agreement, which allowed New Colt to become a guarantor and Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”) to become a borrower under the Credit Agreement in connection with the Merger.

Term Loan

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in the Company’s intellectual property. The $50,000 Term Loan was issued at a discount of $2,258, which represents the lenders fees and legal expenses. The Company also incurred $1,969 in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows:

Amount
Remaining 2013	$1,250
2014	5,000
2015	7,500
2016	36,250
Total	$50,000

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a minimum secured leverage ratio, each as defined by the Term Loan agreement. In addition, the Company cannot exceed specified levels of capital expenditures. All financial covenants, with limited exceptions, are calculated on a rolling 4-quarter basis based on financial results for the current and three proceeding fiscal quarters. The Company was in compliance with its debt covenants as of September 29, 2013 and monitors its future compliance based on current and anticipated financial results.  The Term Loan agreement also contains non-financial covenants and other restrictions which limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.

Senior Notes

On November 10, 2009, Colt Defense LLC and Colt Finance Corp., the Company’s 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“Senior Notes”) under an indenture (“Indenture”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15. The Company issued the Senior Notes at a discount of $3,522 from par value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes do not have any financial covenants that require the Company to maintain compliance with any financial ratios or measurements on a periodic basis. The Senior Notes do contain non-financial covenants that, among other things, limit Colt’s ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with Colt’s affiliates. In addition, the Indenture restricts the Company’s ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to its members, subject to certain exceptions. Such restrictions are not expected to affect Colt’s ability to meet its cash obligations for the next 12 months. The Indenture does not restrict the ability to pay dividends or provide loans to the Parent or the net assets of Colt’s subsidiaries, inclusive of the co-issuer, Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20,000 or more.

Previously, the Senior Notes were not guaranteed by any of Colt’s subsidiaries. On June 19, 2013, the Company entered into a supplement to the Indenture by which Dutch Holdings, Colt Canada and Colt Defense Technical Services LLC (“CDTS”) became new subsidiary guarantors to the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture.

On July 12, 2013, the Company entered into a supplement to the Indenture, by which New Colt and Colt’s Manufacturing became parties to the Indenture and each agreed to jointly and severally guarantee the obligations under the Indenture.

The outstanding loan balances at September 29, 2013 and December 31, 2012 were as follows:

	September 29, 2013	December 31, 2012
Senior Notes	$247,879	$247,567
Term Loan	47,916	—
Total debt	295,795	247,567
Less: current portion	2,500	—
Long-term debt	$293,295	$247,567

Long-term debt was recorded net of unamortized original issue and debt discounts of $4,205 at September 29, 2013 and $2,433 at December 31, 2012.

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Effective interest rate	9.6%	9.0%	9.2%	9.0%
Amortization of discount	$280	$96	$486	$285
Amortization of deferred financing costs	$575	$414	$1,403	$1,240

At the time of the Merger, New Colt had $393 of capital lease obligations and $1,216 of operating leases outstanding. During the third quarter of 2013, Colt Defense elected to repay these leases in full. As a result, the Company incurred $287 of lease buyout expense and recorded $1,002 of machinery and equipment at fair value related to the payoff of the operating leases.

Note 9 — Accrued Liabilities

Accrued expenses consisted of:

	September 29, 2013	December 31, 2012
Accrued compensation and benefits	$6,872	$5,770
Accrued taxes	4,709	5,293
Accrued interest	9,496	3,230
Accrued contract obligation expense	5,442	—
Accrued retirement obligations	1,104	626
Other accrued expenses	7,644	6,022
	$35,267	$20,941

Note 10 - Income Taxes

As a limited liability company, Colt Defense is treated as a partnership for U.S. federal and state income tax reporting purposes and therefore, is not subject to U.S. federal or state income taxes.  Colt Defense’s taxable income (loss) is reported to its members for inclusion in their respective tax returns.  Colt Defense wholly owns New Colt an entity which is taxed as a corporation. Colt’s Canadian operation files separate income tax returns in Canada. The Company also incurs withholding tax on royalty and interest income as well as distributions received from Colt’s Canadian subsidiary. Colt Defense’s limited liability agreement requires that in any year in which U.S. taxable income is allocated to the members, Colt Defense generally makes a distribution to members equal to the product of (1) the highest combined marginal federal, state and/or local income tax rate applicable to any member and (2) the highest taxable income allocated to any one unit, to the extent the Governing Board determines that sufficient funds are available.

The provision (benefit) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Current	$12	$231	$699	$1,076
Deferred	(210)	(7)	(195)	61
Total	$(198)	$224	$504	$1,137

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies.  The Company is currently assessing these rules and the impacts to the financial statements, if any.

Note 11 — Colt Defense LLC Accumulated Deficit

Colt Defense’s authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units, and 250,000 preferred units. Common units issued and outstanding as of both September 29, 2013 and December 31, 2012 were 132,174.  No Class B common units or preferred units have been issued.

On March 22, 2013, Colt Defense purchased 31,165.589 common units (“Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14.0 million pursuant to an equity purchase agreement, dated as of March 22, 2013 (“Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds.  In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under the Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds and provides that, upon certain events occurring prior to September 22, 2013, including an acquisition of Colt Defense, a purchase by Colt Defense of common units from any of its existing members or a cash distribution (other than a tax distribution) by Colt Defense to its members, the Company may be required to pay additional amounts to the Blackstone Funds if the per unit purchase price in such subsequent transaction exceeds the per unit purchase price paid to the Blackstone Funds.

On July 12, 2013, the Company issued and sold 31,165.589 of Colt Defense common units to certain new and existing holders for aggregate proceeds of $9,000. The Company used the proceeds, together with the proceeds from the Term Loan and cash on hand, to fund the Merger and pay related fees and expenses.

In the third quarter of 2013, Colt made a $1,200 tax distribution to its members which was related to our second quarter accrual. Subsequent to the end of the third quarter, Colt made a $2,308 tax distribution to its members representing the remaining portion of our second quarter member tax accrual.  In the third quarter of 2013, Colt accrued an aggregate member tax distribution of $2,640. Based on the distribution limitations associated with our Term Loam, $1,135 of the third quarter accrual was classified as a long term liability.  In the second quarter of 2013, Colt Defense paid its members a tax distribution of $1,357 based on its first quarter earnings.  In the first quarter of 2012, Colt Defense paid its members a tax distribution of $3,343, which had been accrued in the fourth quarter of 2011.

Note 12 — Common Unit Compensation

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

During 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). For the three months and nine months ended September 29, 2013 and September 30, 2012, Colt’s common unit compensation expense, which is included in general and administrative expense in the Consolidated Statements of Operations, was immaterial.

The following table summarizes information about the Company’s common unit option awards during 2013:

	Number of Units	Weighted- Average Exercise Price
Outstanding, January 1, 2013	11,325	$100.00
Granted	5,300	288.78
Exercised	—	—
Forfeited/Cancelled	(8,271)	113.69
Outstanding, September 29, 2013	8,354	206.21

Note 13 — Pension, Savings and Postretirement Benefits

As a result of the Merger, the Company has four noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees.

The pension benefits under the two hourly defined benefit plans were frozen effective December 31, 2012. Benefits under the two salaried defined benefit plans have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits will accrue after the effective dates of the freezes.

The components of cost recognized in the Company’s Consolidated Statements of Operations for pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$—	$117	$—	$339
Interest cost	368	288	918	846
Expected return on assets	(556)	(413)	(1,397)	(1,219)
Curtailment of bargaining unit plan	—	—	—	1,527
Amortization of unrecognized prior service costs	—	—	—	42
Amortization of unrecognized loss	107	175	321	571
Net periodic cost	$(81)	$167	$(158)	$2,106

The Company also provides certain postretirement health care coverage to retired U.S. employees who were subject to a collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in Colt’s consolidated financial statements during the employees’ active working career. In connection with the collective bargaining agreement, the Company has capped certain retirees to approximately $250 (not in thousands) per employee per month.

The components of cost recognized in the Company’s Consolidated Statements of Operations for postretirement health plan are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$159	$179	$384	$355
Interest cost	201	135	446	405
Amortization of unrecognized prior service costscosts	(43)	(58)	(129)	(173)
Amortization of unrecognized loss	61	18	184	55
Net periodic cost	$378	$274	$885	$642

Service cost for the three and nine months ended September 30, 2012 has been revised to correct an error that was identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2012. For additional information about the correction of this error, see “Note 1 — Basis of Presentation” in this Form 10-Q.

Note 14 - Transactions with Related and Certain Other Parties

In July 2013, Colt Defense entered into a consulting services agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens Institutional”). Sciens Institutional affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and its managing member is a member of Colt Defense’s Governing Board. Under the terms of the Consulting Agreement, Sciens Institutional will provide consulting services to Colt Defense for an aggregate annual fee of $650, payable quarterly in advance.

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, Colt pays Sciens Management an aggregate annual retainer of $350.

The cost for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were $220 and $436 for the three and nine month periods ended September 29, 2013 and they are recorded within general and administrative expenses in the Consolidated Statements of Operations.

In July 2013, Colt entered into a services agreement (“Archives Agreement”) with Colt Archive Properties LLC (“Archives Properties”), one of the owners of which is a member of Colt Defense’s Governing Board and affiliates of which beneficially owns a substantial portion of Colt Defense’s limited liability interests. Under the Archives Agreement, Colt agrees to provide designated employees to provide services to Archive Properties for an initial annual fee of $241, payable quarterly in arrears. The Company records revenue related to archive services as net sales and costs associated with providing archive services in cost of sales.

Colt also leases its West Hartford facility from an affiliate. For the first nine months of 2013, the rent expense under this lease was $631. In addition, Colt Security LLC, a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to Colt.

Prior to the Merger, transactions with Colt’s Manufacturing were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales to Colt’s Manufacturing	$394	$20,679	$43,917	$48,899
Purchases from Colt’s Manufacturing	4	—	1,890	—
Administration and services fees	58	442	1,069	657

Note 15 — Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	September 29, 2013	December 31, 2012
Standby letters of credit secured by restricted cash	$1,181	$1,253
Standby letters of credit under Credit Agreement	4,635	1,715
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	702

At September 29, 2013 and December 31, 2012, the Company had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,349 and $2,357, respectively.

The Company also had certain Industrial Cooperation Agreements, which stipulate its commitments to provide offsetting business to certain countries that have purchased Colt’s products. Colt generally settles its offset purchase commitments under Industrial Cooperation Agreements through on-going business and/or cooperating with other contractors on their spending during the related period. Additionally, the Company identifies future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, Colt accrues the estimated cost to settle the offset purchase commitment.

Colt’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At September 29, 2013 and December 31, 2012, remaining gross offset purchase commitments totaled $65,464 and $68,180, respectively.  Colt has evaluated the settlement of its remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine the net offset purchase commitment.  The Company has accrued $1,707 and $1,804 as of September 29, 2013 and December 31, 2012, respectively, based on the estimated cost of settling the remaining net offset purchase commitment.

During the nine months ended September 29, 2013 the Company recorded an aggregate contract obligation expense of approximately $7.3 million related to a third party contract.  The expense recorded was based on the Company’s best estimate of the costs to satisfy the obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation could vary (in either direction) by up to $1,100 from the original estimate.  The Company did not incur a comparable expense in the prior year.

The Company is involved in various legal claims and disputes in the ordinary course of business.  Colt accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that the Company could incur losses in excess of any amounts accrued.  At this time, management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 16 —Segment Information

As a result of the Merger (see “Note 2 — Acquisition”), the Company is in the process of analyzing the information that will be prepared and presented to the Company’s Chief Operating Decision Maker. Historically, the Company has operated in one segment.  Colt’s small arms weapons systems segment represents the Company’s core business, as all operations are conducted through this segment. The small arms weapons systems segment consists of two operating segments, weapons systems and spares/other. These operating segments have similar economic characteristics and have been aggregated into the Company’s only reportable segment.  The small arms weapons systems segment designs, develops and manufactures small arms weapons systems for domestic and international military and law enforcement markets as well as domestic commercial market.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Statement of Operations Data:
Net income (loss)	$11,145	$2,894	$20,373	$(10,431)
Income tax (benefit) expense	(198)	224	504	1,137
Depreciation and amortization (i)	1,926	1,454	4,294	4,343
Interest expense, net	7,623	6,041	19,686	18,500
Sciens fees and expenses (ii)	220	108	436	324
Pension curtailment expense (iii)	—	—	—	1,527
Transaction costs (iv)	461	—	877	—
Restructuring costs (v)	631	—	631	—
Gain on effective settlement of contract (vi)	(15,264)	—	(15,264)	—
Lease buyout expense (vii)	287	—	287	—
Contract obligation expense (viii)	7,199	—	7,199	—
Other (income)/expense, net (ix)	659	11	269	(117)
Adjusted EBITDA	$14,689	$10,732	$39,292	$15,283

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to the agreements with Sciens Management and Sciens Institutional.
(iii)	Noncash expense associated with the curtailment of the bargaining unit pension plan.
(iv)	One-time costs associated with the Merger.
(v)	One-time costs associated with restructuring initiatives undertaken as a result of the Merger.
(vi)	Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.
(vii)	Expense associated with the early retirement of capital and operating leases.
(viii)	Non-cash component of period expenses related to Company’s contract obligation. See “Note 15 - Commitments and Contingencies”
(ix)

Includes income and/or expenses such as transaction costs incurred in connection with contemplated merger and acquisition activities, foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

Geographical Information

Geographic external revenues are attributed to the geographic regions based on the customer’s location of origin.  Colt’s net sales in the United States include revenues that arise from sales to the U.S. Government under its Foreign Military Sales program, which involve product that is resold by the U.S. Government to foreign governments and that Colt generally ships directly to the foreign government.

The table below presents net sales for specific geographic regions:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
United States	$46,283	$29,526	$121,073	$74,129
Canada	5,253	3,661	20,206	21,947
Europe	1,521	5,445	6,124	11,224
Latin America	4,626	1,677	5,670	4,957
Asia/Pacific	15,507	15,044	47,705	30,601
Middle East/Africa	48	1,202	618	3,387
	$73,238	$56,555	$201,396	$146,245

Major Customer Information

During the nine months ended September 29, 2013, sales to the U.S. Government accounted for 11% of net sales, respectively.  For the three and nine months ended September 30, 2012, sales to the U.S. Government accounted for 11% and 10% of net sales, respectively.

For the three months ended September 29, 2013, one domestic distributor accounted for 24% of net sales and one foreign direct customer accounted for 21% of net sales. For the nine months ended September 29, 2013, one foreign direct customer accounted for 23% and Colt’s Manufacturing accounted for 22% of net sales. For the three months ended September 30, 2012, one foreign direct customer accounted for 26% of net sales. For the nine months ended September 30, 2012, two foreign direct customers each accounted for 11% of net sales.

Note 17 - Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At September 29, 2013, the three largest individual trade receivable balances accounted for 19%, 19% and 13% of total accounts receivable, respectively. At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivable, respectively.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents our West Hartford work force pursuant to a collective bargaining agreement that expires March 31, 2014. The Union represents approximately 73% of Colt’s U.S. workforce.

Note 18 — Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt of $293,295 and $247,567 at September 29, 2013 and December 31, 2012, respectively, was recorded at amortized cost. The estimated fair value of long-term debt was approximately $255,000 and $161,250 at September 29, 2013 and December 31, 2012, respectively. The fair value of the Senior Notes was based on quoted market prices, which are level 1 inputs and the fair value of the Term Loan was based on Level 2 inputs.

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

As of September 29, 2013 and December 31, 2012, the Company did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, Colt did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or nine months ended September 29, 2013.

Note 19 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2011	$378	$(15,723)	$2,215	$(13,130)
Change in pension and postretirement health liabilities	446	1,771	—	2,217
Currency translation	—	—	821	821
Balance, September 30, 2012	824	(13,952)	3,036	(10,092)

Balance, December 31, 2012	825	(17,399)	2,733	(13,841)
Change in pension and postretirement health liabilities	(129)	505	—	376
Currency translation	—	—	(1,132)	(1,132)

Balance, September 29, 2013	$696	$(16,894)	$1,601	$(14,597)

Note 20 — Supplemental Condensed Consolidating Financial Statement Information (unaudited):

On November 10, 2009, Colt Defense and Colt Finance Corp., the Company’s 100% owned subsidiary, jointly and severally co-issued and guaranteed the Senior Notes. On June 19, 2013, the Company entered into a supplement to the Indenture by which Dutch Holdings, Colt Canada and CDTS became new subsidiary guarantors of the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture. Therefore, the Senior Notes were fully and unconditionally guaranteed, on a joint and several basis by Colt Defense LLC and all of its subsidiaries as of September 29, 2013. Condensed consolidating financial statement information for Colt Defense and its 100% owned guarantor subsidiaries as of September 29, 2013 and December 31, 2012 and for the three and nine months ended September 29, 2013 and September 30, 2012 is as follows (dollars in thousands):

Condensed Consolidating Balance Sheet

September 29, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,759	$—	$12,848	$—	$—	$20,607
Restricted cash	1,132	—	—	—	—	1,132
Accounts receivable, net	10,861	—	12,304	—	—	23,165
Inventories	51,402	—	14,035	—	—	65,437
Other current assets	35,494	—	5,476	—	(34,050)	6,920
Total current assets	106,648	—	44,663	—	(34,050)	117,261

Property and equipment, net	19,422	—	10,857	—	—	30,279
Investment in subsidiaries	34,196	—	—	—	(34,196)	—
Goodwill	4,175	—	43,864	—	—	48,039
Intangible assets with finite lives, net	1,377	—	12,874	—	—	14,251
Trademarks	—	—	50,100	—	—	50,100
Deferred financing costs	6,400	—	1,838	—	—	8,238
Long-term restricted cash	810	—	—	—	—	810
Long-term deferred tax asset	—	—	—	—	—	—
Other assets	391	—	1,111	—	—	1,502
Total assets	$173,419	$—	$165,307	$—	$(68,246)	$270,480

Liabilities and Deficit
Current liabilities:
Accounts payable	$17,733	$—	$39,619	$—	$(34,050)	$23,302
Accrued expenses	31,140	—	7,940	—	—	39,080
Customer advances and deferred income	1,088	—	9,721	—	—	10,809
Long-term debt — current portion	—	—	2,500	—	—	2,500
Total current liabilities	49,961	—	59,780	—	(34,050)	75,691

Long-term debt	247,879	—	45,416	—	—	293,295
Pension and retirement liabilities	18,918	—	9,027	—	—	27,945
Other long-term liabilities	2,192	—	16,888	—	—	19,080
Total long-term liabilities	268,989	—	71,331	—	—	340,320
Total liabilities	318,950	—	131,111	—	(34,050)	416,011

Deficit:
Total deficit	(145,531)	—	34,196	—	(34,196)	(145,531)
Total liabilities and deficit	$173,419	$—	$165,307	$—	$(68,246)	$270,480

Condensed Consolidating Balance Sheet

December 31, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,647	$—	8,726	$—	$—	$42,373
Restricted cash	777	—	—	—	—	777
Accounts receivable, net	15,243	—	7,440	—	—	22,683
Inventories	30,338	—	10,223	—	—	40,561
Other current assets	3,936	—	1,808	—	(2,328)	3,416
Total current assets	83,941	—	28,197	—	(2,328)	109,810

Property and equipment, net	17,272	—	4,862	—	—	22,134
Investment in subsidiaries	27,849	—	—	—	(27,849)	—
Goodwill	4,175	—	10,772	—	—	14,947
Intangible assets with finite lives, net	1,528	—	4,509	—	—	6,037
Deferred financing costs	7,642	—	—	—	—	7,642
Long-term restricted cash	810	—	—	—	—	810
Other assets	1,588	—	—	—	—	1,588
Total assets	$144,805	$—	$48,340	$—	$(30,177)	$162,968

Liabilities and Deficit
Current liabilities:
Line of credit	$6	$—	$—	$—	$—	$6
Accounts payable	9,691	—	5,692	—	(2,328)	13,055
Accrued expenses	16,289	—	4,026	—	—	20,315
Pension and retirement obligations	626	—	—	—	—	626
Customer advances and deferred income	744	—	9,258	—	—	10,002
Accrued distribution to members	—	—	—	—	—	—
Total current liabilities	27,356	—	18,976	—	(2,328)	44,004

Long-term debt	247,567	—	—	—	—	247,567
Pension and retirement liabilities	20,261	—	—	—	—	20,261
Other long-term liabilities	908	—	1,515	—	—	2,423
Total long-term liabilities	268,736	—	1,515	—	—	270,251
Total liabilities	296,092	—	20,491	—	(2,328)	314,255

Deficit:
Total deficit	(151,287)	—	27,849	—	(27,849)	(151,287)
Total liabilities and deficit	$144,805	$—	$48,340	$—	$(30,177)	$162,968

Condensed Consolidating Statements of Income

For the Three Months Ended September 29, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$53,348	$—	$46,068	$—	$(26,178)	$73,238
Cost of sales	43,530	—	41,126	—	(26,001)	58,655
Gross profit	9,818	—	4,942	—	(177)	14,583

Operating expenses:
Selling and commissions	2,733	—	1,110	—	—	3,843
Research and development	576	—	1,134	—	—	1,710
General and administrative	2,437	—	1,626	—	(177)	3,886
Total operating expense	5,746		3,870	—	(177)	9,439
Certain transaction costs	(401)	—	862	—	—	461
Restructuring costs	328		303	—	—	631
Gain on effective settlement of contract	(15,264)	—	—	—	—	(15,264)
Operating income (loss)	19,409	—	(93)	—	—	19,316

Other (income)/expense:
Interest expense, net	6,071	—	1,552	—	—	7,623
Other income, net	113	—	391	—	242	746
Total other expense, net	6,184	—	1,943	—	242	8,369

Income (loss) before tax	13,225	—	(2,036)	—	(242)	10,947
Income tax (benefit) expense	(81)	—	(117)	—	—	(198)
Equity in income from operations of consolidated subsidiaries	(2,161)	—	—	—	2,161	—
Net income (loss)	$11,145	$—	$(1,919)	$—	$1,919	$11,145

Comprehensive income (loss)	$11,736	$—	$(1,454)	$—	$1,454	$11,736

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$48,047	$—	$9,169	$—	$(661)	$56,555
Cost of sales	34,586	—	6,013	—	(354)	40,245
Gross profit	13,461	—	3,156	—	(307)	16,310

Operating expenses:
Selling and commissions	2,568	—	586	—	—	3,154
Research and development	576	—	597	—	—	1,173
General and administrative	2,481	—	774	—	—	3,255
Total operating expenses	5,625	—	1,957	—	—	7,582
Operating income (loss)	7,836	—	1,199	—	(307)	8,728

Other (income)/expense:
Interest expense, net	6,021	—	20	—	—	6,041
Other income, net	(640)	—	209	—	—	(431)
Total other (income)/expense, net	5,381	—	229	—	—	5,610

Income (loss) before tax	2,455	—	970	—	(307)	3,118
Provision for income taxes	52	—	172	—	—	224
Equity in income from operations of consolidated subsidiaries	491	—	—	—	(491)	—
Net income (loss)	$2,894	$—	$798	—	$(798)	$2,894

Comprehensive income	$3,928	—	$1,696	—	$1,696	$3,928

Condensed Consolidating Statements of Income

For the Nine Months Ended September 29, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$162,961	$—	$65,545	$—	$(27,110)	$201,396
Cost of sales	122,175	—	54,116	—	(26,560)	149,731
Gross profit	40,786	—	11,429	—	(550)	51,665

Operating expenses:
Selling and commissions	8,323	—	2,063	—	—	10,386
Research and development	1,742	—	2,267	—	—	4,009
General and administrative	7,963	—	3,062	—	(177)	10,848
Total operating expenses	18,028		7,392		(177)	25,243
Certain transaction costs	15	—	862	—	—	877
Restructuring costs	328		303		—	631
Gain on effective settlement of contract	(15,264)	—	—	—	—	(15,264)
Operating income (loss)	37,679	—	2,872	—	(373)	40,178

Other expense (income):
Interest expense	18,091	—	1,595	—	—	19,686
Other (income) expense, net	(567)	—	324	—	(142)	(385)
Total other expense (income), net	17,524	—	1,919	—	(142)	19,301

Income (loss) before tax	20,155	—	953	—	(231)	20,877
Provision for income taxes	15	—	489	—	—	504
Equity in income from operations of consolidated subsidiaries	233	—	—	—	(233)	—
Net income (loss)	$20,373	$—	$464	$—	$(464)	$20,373

Comprehensive income (loss)	$19,617	—	$(668)	—	$668	$19,617

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Net sales	$114,212	$—	$32,724	$—	$(691)	$146,245
Cost of sales	91,778	—	22,072	—	(378)	113,472
Gross profit	22,434	—	10,652	—	(313)	32,773

Operating expenses:
Selling and commissions	7,959	—	1,778	—	—	9,737
Research and development	1,980	—	1,602	—	—	3,582
General and administrative	8,564	—	2,458	—	—	11,022
Total operating expenses	18,503	—	5,838	—	—	24,341
Operating income (loss)	3,931	—	4,814	—	(313)	8,432

Other expense (income):
Interest expense	18,442	—	58	—	—	18,500
Other (income) expense, net	(1,429)	—	655	—	—	(774)
Total other expense, net	17,013	—	713	—	—	17,726

Income (loss) before tax	(13,082)	—	4,101	—	(313)	(9,294)
Provision for income taxes	278	—	859	—	—	1,137
Equity in income from operations of consolidated subsidiaries	2,929	—	—	—	(2,929)	—
Net (loss) income	$(10,431)	$—	$3,242	$—	$(3,242)	$(10,431)

Comprehensive (loss) income	$(7,393)	—	$4,063	—	$(4,063,)	$(7,393)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 29, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$18,293	—	$(6,853)	—	$(103)	$11,337

Investing Activities
Purchases of property and equipment	(5,072)	—	(1,543)	—	—	(6,615)
Business acquisition, net of cash acquired	(63,488)		—			(63,488)
Investment in subsidiary	(13,484)		13,484			—
Change in restricted cash	(355)	—	—	—	—	(355)
Net cash (used in) provided by investing activities	(82,399)	—	11,941	—	—	(70,458)

Financing Activities
Debt issuance costs	(1,961)	—	—	—	—	(1,961)
Line of credit advances	(6)	—	—	—	—	(6)
Capital lease obligation payments	—	—	(393)	—	—	(393)
Proceeds from the issuance of long-term debt	47,742	—	—	—	—	47,742
Purchase of common units	(14,000)	—	—	—	—	(14,000)
Proceeds from the issuance of common units	9,000		—			9,000
Distributions to members	(2,557)	—	—	—	—	(2,557)
Net cash provided by (used in) financing activities	38,218	—	(393)	—	—	37,825
Effects of exchange rates of cash	—	—	(470)	—	—	(470)
Change in cash and cash equivalents	(25,888)	—	4,225	—	(103)	(21,766)
Cash and cash equivalents, beginning of period	33,647	—	8,726	—	—	42,373
Cash and cash equivalents, end of period	$7,759	$—	$12,951	$—	$(103)	$20,607

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by operating activities	$5,581	$—	$2,174	—	$—	$7,755

Investing Activities
Purchases of property and equipment	(1,963)	—	(500)	—	—	(2,463)
Proceeds from sale of property	—		66			66
Change in restricted cash	464	—	—	—	—	464
Net cash used in investing activities	(1,499)	—	(434)	—	—	(1,933)

Financing Activities
Capital lease obligation payments	(898)	—	—	—	—	(898)
Distributions to members	(3,343)	—	—	—	—	(3,343)
Net cash used in financing activities	(4,241)	—	—	—	—	(4,241)
Effects of exchange rates of cash	—	—	156	—	—	156
Change in cash and cash equivalents	(159)	—	1,896	—	—	1,737
Cash and cash equivalents, beginning of period	31,646	—	6,590	—	—	38,236
Cash and cash equivalents, end of period	$31,487	$—	$8,486	$—	$—	$39,973

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

As used in this report, the terms “we”, “us”, “our”, “Colt Defense”, “Colt” and the “Company” mean Colt Defense LLC and its subsidiaries, unless the context indicates another meaning.

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

Overview of Our Business

Colt is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection and the hunting and sporting community.

From its inception, Colt has distinguished itself by translating innovative military weapons into the most desired law enforcement, personal protection and recreational firearms. From the Model P “Peacemaker” revolver to the 1911 automatic pistol, the M16 rifle and the M4 carbine, “Colt” defines iconic firearms that first establish worldwide military standards and then become the guns every law enforcement officer and serious recreational shooter wants to own.  That Colt tradition continues to this day.  The Colt-designed M16 rifle and M4 carbine have served as the principal battle rifles of the U.S. Armed Forces for the last 50 years and are currently in military and law enforcement service in more than 80 countries around the world.  These Colt rifles created the consumer “modern sporting rifle” market in the United States, in which no firearm is more highly prized than a Colt.  The Colt Close Quarter Battle Pistol, a 1911 derivative was selected for acquisition by the U.S. Marine Corps in 2012, just following the 100th anniversary of the first government contract for the 1911 pistol, and is now a highly sought after handgun by commercial gun owners.

The “Colt” name and trademarks stand for quality, reliability, accuracy and the assurance of customer satisfaction.  Our brand and global footprint position us for long-term growth in a world market that offers continued opportunities in all of our sales channels: military, law enforcement and commercial.

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2013%		September 30, 2012%		September 29, 2013%		September 30, 2012%
Statement of Operations Data:
Net sales	$73,238	100.0%	$56,555	100.0%	$201,396	100.0%	$146,245	100.0%
Contractual obligation expense	7,041	9.6	—	0.0	7,041	3.5	—	0.0
Cost of sales	51,614	70.5	40,245	71.2	142,690	70.9	113,472	77.6
Gross profit	14,583	19.9	16,310	28.8	51,665	25.7	32,773	22.4

Selling and commissions	3,843	5.2	3,154	5.6	10,386	5.2	9,737	6.7
Research and development	1,710	2.3	1,173	2.1	4,009	2.0	3,582	2.4
General and administrative	3,886	5.3	3,255	5.8	10,848	5.4	11,022	7.5
	9,439	12.9	7,582	13.4	25,243	12.5	24,341	16.6
Certain transaction costs	461	0.6	—	0.0	877	0.4	—	0.0
Restructuring costs	631	0.9	—	0.0	631	0.3	—	0.0
Gain on effective settlement of contract	(15,264)	(20.8)	—	0.0	(15,264)	(7.6)	—	0.0
Operating income	19,316	26.4	8,728	15.4	40,178	19.9	8,432	5.8

Other expense (income)
Interest expense	7,623	10.4	6,041	10.7	19,686	9.8	18,500	12.7
Other expense (income), net	746	1.0	(431)	(0.8)	(385)	(0.2)	(774)	(0.5)
Nonoperating expenses	8,369	11.4	5,610	9.9	19,301	9.6	17,726	12.1

Income (loss) before provision for income taxes	10,947	14.9	3,118	5.5	20,877	10.4	(9,294)	(6.4)
Income tax (benefit) expense	(198)	(0.3)	224	0.4	504	0.3	1,137	0.8
Net income (loss)	$11,145	15.2%	$2,894	5.1%	$20,373	10.1%	$(10,431)	(7.1)%

Three and Nine Months Ended September 29, 2013 Compared to the Three and Nine Months Ended September 30, 2012

On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership (the “Merger”) of New Colt Holding Corp. (“New Colt”), a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Net Sales

The following table shows net sales for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, by product category (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Weapons systems	$62,286	$45,828	35.9%	$170,710	$108,122	57.9%
Spares / other	10,952	10,727	2.1%	30,686	38,123	(19.5)%
Total	$73,238	$56,555	29.5%	$201,396	$146,245	37.7%

Net sales for the three months ended September 29, 2013 were $73.2 million, an increase of $16.7 million, or 29.5%, from $56.6 million in the comparable prior year period.  Net sales for the nine months ended September 29, 2013 were $201.4 million, an increase of $55.2 million, or 37.7%, from $146.2 million in the comparable prior year period. Organic sales increased $3.2 million or 5.6% for the three months ended September 29, 2013 and $41.6 million or 28.5% for the nine months ended September 29, 2013, while the New Colt acquisition provided $13.5 million of incremental sales to both periods.

Weapons systems sales increased by $16.5 million to $62.3 million in the third quarter of 2013 and by $62.6 million to $170.7 million in the first nine months of 2013 compared to the same periods in 2012. Incremental weapons systems sales as a result of the Merger with New Colt were $12.8 million for both periods.  The remaining $3.7 million of growth in the third quarter of 2013 was mainly due to strong demand in the Commercial/Law Enforcement (“Commercial/LE”) market.  In the first nine months of 2013, we experienced strong growth in all three sales channels: U.S. Government, International and Commercial/LE.

Spares/other sales increased $0.2 million or 2.1% to $11.0 million in the third quarter of 2013 and decreased by $7.4 million or 19.5% to $30.7 million in the first nine months of 2013 compared to the same periods in 2012. For both periods, incremental sales from the New Colt acquisition were $0.7 million. This accounts for all of the growth in the third quarter of 2013. The decrease in the three and nine months ended September 29, 2013, excluding incremental sales from New Colt, was mainly due to a decrease in international spares sales of $2.2 million and $11.5 million respectively.

Cost of Sales/Gross Profit

Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin for the three months ended September 29, 2013 decreased to 19.9% from 28.8% for the three months ended September 30, 2012.  This decrease in gross margin was due to a $7,041 or 9.6% non-cash charge related to obligations under a customer contract. Excluding this charge, gross margin for the three months ended September 29, 2013 would have been 29.5%.  For the first nine months of 2013, gross margin increased to 25.7% from 22.4%. This increase in gross margin was mainly due to a favorable sales mix and increased production volume, which resulted in a corresponding improvement in manufacturing fixed-cost absorption compared to the comparable periods of 2012. This favorable impact was partially offset by the $7,041 charge which reduced gross margin by 3.5% as well as 6.7% gross margins at Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), which incurred one-time costs associated with the Merger, including a temporary plant closure for physical inventory and a fair value step-up of their inventory as a result of purchase accounting, during the third quarter of 2013. Excluding these items, our gross margin for the nine months would have been 29.1%. In the first nine months of 2012, cost of sales was adversely impacted by $1.5 million of expense related to the curtailment of our bargaining unit pension plan.  This non-recurring expense decreased our gross margin for the nine months ended September 30, 2012 by 1.0%.

Selling and Commissions Expense

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most Commercial/LE sales, which generally are a percentage of the selling price.  For the three months ended September 29, 2013, selling and commission expenses increased $0.7 million compared to the same period in 2012 mainly due to $0.5 million of expense from the incremental operations of New Colt. The remaining $0.2 increase is due to a $0.5 million increase in commissions related to an increase in commissionable export sales partially offset by a $0.3 reduction in selling expense. For the first nine months of 2013, selling and commission expenses increased $0.6 million when compared to the same period in 2012 mainly due to $0.5 million of expense from the incremental operations of New Colt. The remaining $0.1 increase is due to a $0.6 million increase in commissions mainly related to an increase in commissionable export sales partially offset by a $0.5 reduction in selling expense mainly related to lower travel and advertising expenses.

Research and Development

Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services. For the three months ended September 29, 2013, research and development expenses increased $0.5 million compared to the three months ended September 30, 2012. For the first nine months of 2013, research and development expenses increased by $0.4 million compared to the same period in 2012. For both periods, $0.2 of the increase was the result of the incremental operations of New Colt. The remaining variances for both periods were mainly related to new international research and development projects. Research and development expenses tend to be for discrete projects that vary from year to year. As a result, research and development spending patterns tend to fluctuate from year to year based on the number and types of projects in process during a given period.

General and Administrative Expense

General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales. General and administrative expense increased by $0.6 million in the third quarter of 2013 and decreased by $0.2 million for the nine months ended September 29, 2013 versus the comparable periods in 2012.  For both periods, general and administrative expenses increased by $0.8 due to the incremental operations of New Colt. In the third quarter of 2013, the incremental expense for New Colt was partially offset by lower professional services expense.  Excluding the incremental New Colt expense, general and administrative expenses decreased $1.0 million in the first nine months of 2013, mainly because we expensed approximately $0.6 million to settle a legal dispute in 2012. In addition, compensation and travel expenses were lower in 2013.

Certain Transaction Costs

For the three and nine months ended September 29, 2013, we recorded $0.5 million and $0.9 million, respectively, of expense related to our acquisition of New Colt on July 12, 2013. This was primarily for legal fees related to the Merger. For additional information about this transaction, see “Note 2 - Acquisition” in this Form 10-Q.

Restructuring Costs

For the three and nine months ended September 29, 2013, we recorded $0.6 million of expense related to a restructuring action that was initiated and completed during the third quarter as result of our acquisition of New Colt on July 12, 2013. For additional information about this transaction, see “Note 3 — Restructuring Costs” in this Form 10-Q.

Gain on the Effective Settlement of Contract

Immediately prior to the Merger, Colt Defense recorded the effective settlement of a pre-existing relationship with New Colt related to Colt Defense’s license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, Colt Defense recorded a gain of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056. A third-party valuation firm assisted management’s calculation of the gain by comparing the value of the royalty rate in the License to the current market rate for such a license.

Interest Expense

Our interest expense for the three months ended September 29, 2013 and September 30, 2012 was $7.6 million and $6.0 million, respectively. For the first nine months of 2013 and 2012, interest expense was $19.7 million and $18.5 million, respectively. Interest expense was higher in both periods of 2013 primarily due to the $1.5 million of incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt. For the nine months ended September 29, 2013, the additional interest expense on the Term Loan was partially offset by an accrual for interest expense related to the settlement of a tax audit in 2012.

Other Income/expense, net

For the three months ended September 29, 2013, we had other expense of $0.7 million compared to other income of $0.4 million for the three months ended September 30, 2012. In the third quarter of 2013, other expense was primarily related to potential merger and acquisition expenses and $0.3 million of lease buyout expenses on the early retirement of acquired operating and capital leases. In the third quarter of 2012, the $0.4 million of other income was mainly service fee income from Colt’s Manufacturing.

For the nine months ended September 29, 2013, we had other income of $0.4 million compared to other income of $0.8 million for the nine months ended September 30, 2012. The 2013 decrease in other income/expense was mainly due to a $0.6 increase in potential merger and acquisition related costs partially offset by higher service fee income from Colt’s Manufacturing prior to the Merger.

Income Taxes

As a limited liability company, Colt Defense is treated as a partnership for U.S. federal and state income tax purposes and therefore, it is not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their respective tax returns. The income tax that we incurred results from Canadian federal and provincial income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.  In addition, the newly acquired New Colt is taxed as a corporation. For the third quarter of 2013, we recorded an income tax benefit of $0.2 million compared to income tax expense of $0.2 million for the third quarter of 2012. For the nine months ended September 29, 2013, our income tax expense was $0.5 million compared to income tax expense of $1.1 million for the nine months ended September 30, 2012. The decrease in tax expense in 2013 is mainly attributable to the tax benefit recorded related to New Colt.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding business, on September 29, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets (other than intellectual property), including accounts receivable, inventory and certain other collateral. The Credit Agreement matures on September 28, 2016.

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

On July 12, 2013, we entered into Amendment No. 4 to the Credit Agreement, whereby Colt’s Manufacturing became a borrower and New Colt became a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on July 15, 2013.

Certain covenants in the Credit Agreement would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. As of September 29, 2013, we were in compliance with all covenants and restrictions under the credit agreement.

As of September 29, 2013, there were no advances and $4.6 million of letters of credit outstanding under the Credit Agreement.

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

On July 12, 2013, we entered into an indenture supplement to the Indenture (“Supplemental Indenture”) by which New Colt and Colt’s Manufacturing became new subsidiary guarantors to the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture. For more information about the Supplemental Indenture, see the Form 8-K that was filed with the SEC on July 15, 2013.

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in the Company’s intellectual property.  The Term Loan was issued at a discount of $2,258 from its principal value of $50,000. The Company also incurred $1,969 in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows:

Amount
Remaining 2013	$1,250
2014	5,000
2015	7,500
2016	36,250
Total	$50,000

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a maximum secured leverage ratio, each as defined by the Term Loan agreement. In addition, the Company cannot exceed specified levels of capital expenditures. All financial covenants are calculated on a rolling 4-quarter basis based on financial results for the current and three preceding fiscal quarters. The Company was in compliance with its debt covenants as of September 29, 2013 and monitors its future compliance based on current and anticipated financial results.  The Term Loan agreement also contains non-financial covenants which limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital, including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 20 days. Payment terms for international orders are negotiated individually with each customer and tend to experience a longer collection cycle. Commercial/LE receivables, are generally collected within 10 - 30 days as certain customers take advantage of payment terms. To date, we have not experienced any significant receivable losses.

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

At September 29, 2013, we had cash and cash equivalents totaling $20.6 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 29, 2013 and September 30, 2012, respectively (dollars in millions):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash used in operating activities	$11.3	$7.8
Cash used in investing activities	(70.5)	(1.9)
Cash used in financing activities	37.8	(4.2)

Cash Flows Used in Operating Activities

Net cash provided by operating activities for the nine months ended September 29, 2013 was $11.3 million, compared to net cash provided by operating activities of $7.8 million for the nine months ended September 30, 2012.  We had net income of $20.4 million in the first nine months of 2013 compared to a net loss of $10.4 million in the nine half of 2012, but our net income in 2013 included the $15.3 million non-cash Settlement Gain. In addition, working capital balances in 2013 were only a $0.1 million source of funds whereas working capital was a $10.8 million source of funds in 2012.

During the first nine months of 2013, changes in operating assets and liabilities were a $0.1 million source of cash.  Inventory grew by $17.6 million to support increased production volume and a larger number of models.  Accounts payable and accrued expenses increased by $16.3 million in 2013. Accounts payable increased $8.0 million to support increased production levels. Accrued expenses increased $6.3 million due to the timing of our semi-annual interest payments on the Senior Notes and the incremental accrued interest on the Term Loan and $5.4 million related to a contract obligation. These increases were partially offset by lower accrued taxes. Accounts receivable were a $2.7 million source of funds primarily due to customer mix and the timing of shipments within the third quarter of 2013 compared to the fourth quarter of 2012. This was partially offset by a $1.1 million use of cash to fund pension and post-retirement liabilities.

During the first nine months of 2012, changes in operating assets and liabilities provided $10.8 million of cash. Accounts receivable provided $10.5 million of cash as we collected on large international receivables that were outstanding at the end of 2011. Accounts payable and accrued expenses also increased by $7.2 million, mainly due to a $5.8 million increase in accrued interest payable related to the timing of the semi-annual interest payments on our Senior Notes. The balance of the increase in accounts payable and accrued expense was largely attributable to our increased production levels. These sources of cash were partially offset by a $6.8 million increase in inventory, which was also related to our higher production levels in 2012.

Cash Flows Used in Investing Activities

In the first nine months of 2013, we used $63.5 million, net of cash acquired, to fund the acquisition of New Colt.  Capital expenditures for the nine months ended September 29, 2013 were $6.6 million compared to $2.5 million for the nine months ended September 30, 2012. In both years, capital expenditures were primarily for new product production and capacity expansion. Currently, we expect our full-year capital expenditures for 2013 to be approximately $7.0 to $9.0 million. This anticipated increase over our annual 2012 capital expenditure level reflects the additional investment required to support higher production levels and the incremental capital requirements of New Colt. In addition, changes in restricted cash were a $0.4 million use of funds in the first nine months of 2013 compared to a $0.5 million source of funds in 2012.

Cash Flows Used in Financing Activities

In the first nine months of 2013, the Term Loan, net of debt discount, was a $47.7 source of funds. The Term Loan proceeds were combined with $9.0 million from the issuance and sale of Colt Defense common units to partially fund the acquisition of New Colt. These sources of funds were partially offset by a $14.0 million use of cash to repurchase all of our common units previously held by the Blackstone Funds. In addition, we paid $2.0 million of debt issuance costs related to the Term Loan.

Other financing activities included $2.6 million and $3.3 million to fund tax distributions to our members in the first nine months of 2013 and 2012, respectively. We also used $0.3 million and $0.9 million to make payments on our capitalized leases during the first nine months of 2013 and 2012.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased by 44% from $165.9 million at December 31, 2012 to $238.4 million at September 29, 2013. Incremental backlog due to the acquisition of New Colt caused backlog to increase by $30.7 million. When factoring the commercial component of purchase orders into our backlog analysis, we only include orders that are scheduled to ship in the next six months in our backlog. Organic backlog, excluding New Colt, grew $41.8 million due to increased commercial rifles orders. We expect approximately 90.5% of our backlog of orders as of September 29, 2013 to be shipped over the next twelve months.

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

Recently Issued Not Yet Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11” - ) - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

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

Contractual Obligations

As of September 29, 2013, there have been no material changes to our contractual obligations outside the ordinary course of our business since December 31, 2012, except that in the third quarter of 2013 we accrued $5.4 million with respect to an anticipated obligation under a contract with a third party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency gains of $0.1 million for the nine months ended September 29, 2013 and no foreign currency gains or losses for the nine months ended September 30, 2012.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

Our debt portfolio consists of the fixed rate Senior Notes, the variable rate Term Loan and the variable rate Credit Agreement.  There were no outstanding advances under the Credit Agreement as of September 29, 2013.  Therefore, our exposure to market risk for changes in interest rates relates primarily to the variable rate Term Loan. We do not have any derivative financial instruments to hedge this exposure. At September 29, 2013, a hypothetical 100 basis point increase in the variable rate on the Term Loan would have increased our interest expense by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended), as of September 29, 2013. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective, in all material respects, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1	Certification of Dennis Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3	Certification of Kevin G. Green pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Notes to Exhibits List:

*              Filed electronically herewith

**           Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 29, 2013 and September30, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2013 and September 30, 2012 , (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 13th day of November, 2013.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer