Form 10-K
period 2013-12-31
Colt Defense LLC; Colt Finance Corp.
filed 2014-03-20
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

The number of shares outstanding of the Registrant’s common stock as of March 20, 2014: None.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us,” “Colt Defense”, “Colt” and the “Company” refer to Colt Defense LLC, Colt Finance Corp. and all of their subsidiaries that are consolidated under GAAP.

PART I

Item 1.         Business

Company overview

Colt is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership (the “Merger”) of New Colt Holding Corp. (“New Colt”), a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers.  As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense’s rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns. Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

From its inception and for over 175 years, Colt has distinguished itself by translating innovative military weapons into the most desired law enforcement, personal protection and recreational firearms. From the Model P “Peacemaker” revolver to the 1911 automatic pistol, the M16 rifle and the M4 carbine, “Colt” defines iconic firearms that first establish worldwide military standards and then become the guns every law enforcement officer and serious recreational shooter wants to own.  That Colt tradition continues to this day.  The Colt-designed M16 rifle and M4 carbine have served as the principal battle rifles of the U.S. Armed Forces for the last 50 years and are currently in military and law enforcement service in more than 80 countries around the world.  These Colt rifles created the consumer “modern sporting rifle” (“MSR”) market in the United States.  The Colt Close Quarter Battle Pistol, a 1911 derivative, was selected for acquisition by the U.S. Marine Corps in 2012, just following the 100th anniversary of the first government contract for the 1911 pistol, and is now a highly sought after handgun by commercial gun owners.

The “Colt” name and trademarks stand for quality, reliability, accuracy and the assurance of customer satisfaction.  Our brand and global footprint position us for long-term growth in a world market that offers continued opportunities in all of our sales channels: military, law enforcement and commercial.

Industry overview

Colt competes in the global firearms market.  Our end customers encompass every segment of the firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

The funding of our proprietary military products is primarily linked to the spending trends of U.S., Canadian and other foreign militaries and national and border security agencies.  U.S. federal budget constraints and the wind-down of military operations in Iraq and Afghanistan have reduced U.S. defense spending from recent historical levels.  Not unlike U.S. defense spending, law enforcement agencies at all levels of government (federal, state and municipal) are also experiencing budgetary pressures.  Austerity measures are pressuring defense market spending in certain European countries. International markets outside of Europe do not appear to be experiencing similar budgetary pressures.

The U.S. commercial firearms market experienced significant growth through 2013 fueled by a growing number of product offerings, a broadening user base and consumer concern regarding potential regulatory changes.  As a result of our continued emphasis on the law enforcement and commercial (“LE/Commercial”) channels, Colt has experienced both sales and market share growth over this time frame, most significantly in the commercial MSR market.  Our recent acquisition of New Colt provides us with a position in the handgun market that we view as a significant driver of future growth for our business.

Business Segment

The manufacture and sale of firearms represents the Company’s core business, as all operations are conducted through this segment. The firearms segment consists of two operating segments, firearms and spares/other. These operating segments have similar economic characteristics and have been aggregated into the Company’s only reportable segment.  The firearms segment designs, develops and manufactures firearms for domestic and international military and law enforcement markets as well as the domestic and international commercial markets.

Products

Our name, products and services connote quality, reliability, performance and integrity in the U.S., Canada and around the world.  We believe these strengths facilitate sales of our products and allow us to expand our sales of firearms and related products and services.

Our product line and new product developments include:

•                       Handguns — pistols and revolvers.

•                       Long guns & regulated offerings — global military and law enforcement products, and commercial rifles and carbines.

•                       A range of firearms-related parts, training, services and brand licensing.

Below is a brief description of some of our significant products.

Handguns

Since our inception over 175 years ago, Colt has manufactured a variety of handguns for military, law enforcement and commercial users both domestically and abroad.

Starting with Samuel Colt’s first commercially successful revolver, patented in 1836, Colt has been known for revolvers.  Colt continues to produce and adapt its legendary Single Action Army revolver, first sold in the 1870s and called “The Gun that Won the West.” The Single Action Army is the oldest continually produced product in Colt’s family of firearms.  Also called the Colt “Model P”, the Single Action Army is produced in three barrel lengths, various calibers, and is sold today in limited quantities to the collector’s segment of the market.

In 1911, following a multi-year competition, the U.S. Army adopted the Colt M1911 pistol as its standard-issue sidearm. A semi-automatic, magazine fed pistol, originally introduced in .45 caliber, the M1911 pistol remained the U.S. Armed Forces’ standard-issue pistol until 1985. During World Wars I and II, Colt delivered approximately 2.5 million M1911 variants to the U.S. Government. The M1911 is known to the Colt family of handguns as the “Model O.” Today we manufacture over 30 different Model O pistols for competition, personal defense, recreation, and for collectors alike.  In 2012, Colt was awarded a contract by the U.S. Government to deliver a new Close Quarters Combat Pistol to the United States Marine Corps.  Designated the M45A1, the Colt Marine Pistol, a derivative of the original M1911, is also available as a commercial product offering.

Long guns & regulated offerings

Colt has a long history of manufacturing rifles and carbines for the U.S. government and our international customer base and more recently for our commercial customer base.

The M16 is a 5.56mm fully/semi-automatic, air-cooled, magazine-fed, gas-operated rifle.  This rifle has been produced by Colt since the 1960s, and until the transition to the M4 carbine, it was the standard weapon of issue for the U.S. Army.  The M16A4 rifle version features a removable carrying handle with an integral rail-mounting system.

The M4 carbine, the standard weapon of issue for the U.S. Army, was first approved for use by the U.S. military in 1993. Due to its size and performance, it is not only well suited for special operations and elite battle units of the U.S. military and similar units of other militaries, but also for general purpose forces as well.  Like the M16, the M4 is a 5.56mm fully/semi-automatic, air-cooled, magazine-fed, gas-operated carbine.  The M4 carbine is designed for simplicity of operation, maximum interchangeability of parts with the M16 and ease of maintenance.  The M4 carbine features a four-position sliding butt stock allowing it to adapt to soldiers of different sizes and physical characteristics as well as various firing positions.  The M4 carbine is the first military weapon to fully utilize the flat top upper receiver, which provides the user flexibility in accessorizing the weapon.

Variations of the M4 carbine and M16 rifle offered include, among others: the M4 Commando, C8 carbine, C8SFW, C7 rifle, Infantry Automatic Rifle, Sub-Compact Weapon and the 9mm Submachine Gun.

The CM901® modular weapon system is a modular carbine that can change calibers in the field, from 5.56mm up to and including 7.62 x 51mm NATO.  The CM901 is a fully/semi-automatic, air-cooled, magazine-fed, gas-operated carbine.  By simply disengaging the take-down and pivot pins on the universal lower receiver, the user can quickly change from a 5.56mm close quarter battle short barrel configuration to a full length 7.62 x 51mm extended range carbine configuration.  The CM901 has a free-floating barrel system to improve operator accuracy and hit probability.  With an adaptor, the CM901 is designed to accept all legacy M4/M16 Colt upper receiver assemblies making it both compatible with our customers’ current M4/M16 inventory and familiar in functionality to the soldier.

The Colt P0923 Advanced Piston Carbine is a modular, 5.56mm, piston-operated, lightweight, magazine-fed carbine with a one-piece upper receiver, which is capable of firing in automatic and semi-automatic modes.  The Colt P0923 incorporates a unique articulating link piston operating system that reduces the inherent stress in the piston stroke by allowing for deflection and thermal expansion.  The P0923 is specifically designed for ease of cleaning, disassembly, and assembly of the carbine.

Colt’s commercial rifle and carbine product line includes numerous variants of our military rifles and carbines. Based on the battle tested and proven M4 design, the LE6920 and LE6940 family of carbines include over 20 models for sportsmen and hunters alike. Options range in packages available in color variations, furniture options, and barrel weights. For the traditionalist civilian marksman, Colt continues its M16 legacy in an AR15 variant. Colt M16/AR15 variants are available with a 20” barrel fixed stock as well as differentiating options comparable to the LE6920/LE6940 series.  Also available in a commercial rifle, the modular LE901®, a variant of the CM901 permits users to swap between upper receivers of 5.56x45mm NATO and 7.62x51mm NATO by a simple and quick conversion method.

Colt also offers precision bolt action rifles in the M2012 line to our commercial customer base.  The M2012 platform is geared towards the long range shooting enthusiast and comes in .308 Winchester and .260 Remington calibers.

The M240 and M249 family of machine guns and their components are manufactured by us for sale exclusively to the U.S. and Canadian Governments.  The M240 is a belt-fed, gas-operated medium machine gun that utilizes the 7.62 x 51mm NATO cartridge. The M249 is a belt-fed, gas-operated light machine gun that utilizes the 5.56 x 45 mm NATO cartridge.

Colt offers its U.S. Government, Canadian Government and other international military and law enforcement customers several variations of the M203 and the Eagle Grenade launchers.  Both grenade launching systems are single-shot, breech-loaded 40 mm weapons specifically designed to attach to the M4/M16 family of weapons. The M203 and the Eagle Grenade launcher can each be operated as completely independent weapons when dismounted from their M4/M16 family platforms.

 A range of firearms-related parts, training, services, and brand licensing

We produce and provide spare parts and overhaul services for certain U.S. Government and international customers.  We also provide engineering services to the Canadian Government. Due to the flexibility of our small arms weapons systems, we offer our customers procurement services whereby we will accessorize the small arms we sell to meet the customer’s specifications.  M4 carbines, M16 rifles and other variants are the platform for the U.S. military’s current generation modular weapon system, which incorporates a rail adapter system into the weapons.  These rail systems provide multiple mounting surfaces for various accessory devices, including flashlights, optical sights, thermal sights, laser sighting, and other targeting devices.  Accordingly, there is a large base of components using the rail adapter system and a significant investment by the U.S. military and foreign countries in these components. On a limited basis, we also produce subcomponents for other prime government defense contractors.

For the commercial customer, Colt sells spare parts and accessories to repair, replace and upgrade current configurations; from 1911 variants to M4/LE6920 variations.  Magazines are sold in various calibers and capacity for current and legacy products. These components are sold through standard distribution channels as well as directly to the consumer via our online web store. Through the online web store, Colt also offers a line of branded products, including promotional items. Shooting accessories such as optics, holsters, and cases are also available.

We provide armorer and tactical training courses for the law enforcement, government and international community.  Armorer’s courses cover product design, theory, compatibility, assembly, disassembly, maintenance and troubleshooting.  Tactical training courses are live fire courses geared to address the use of tactical rifles and handguns in various “real life” scenarios.

Colt provides a product service center for repairs, refinishing and upgrading of current and select non-current Colt firearms. Colt employs a full staff of in-house gunsmiths who handle a variety of post-sale services.

The Colt brand is one of the most widely recognized trademarks in the world. Colt partners with select companies to license its brand across both firearm and non-firearm merchandising. A selection of products Colt currently licenses includes MSRs, .22 caliber firearms, airsoft and pellet replicas, as well as a line of Colt knives and other accessories.

Research and development

We conduct research and development activities continuously to enhance our existing products, to develop new products to meet our customers’ needs and requirements and to address new market opportunities.  Our ability to compete for new sales in every channel depends, to a large extent, on the success of our product development programs at creating innovations and improvements.  In 2013, research and development expenditures were $6.1 million, compared to $4.7 million in 2012 and $5.6 million 2011. For a discussion of risks associated with product development, see “Risk Factors” in Item 1A of this Form 10-K.

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

Customer and customer concentration

We sell our products and services to a customer base that includes:

•                       U.S. Government, including the Foreign Military Sales Program (“FMS”) sales by the U.S. Government;

•                       Canadian Government;

•                       Direct military and law enforcement sales to other foreign governments;

•                       Domestic law enforcement agencies and select distributors servicing law enforcement agencies;

•                       Select licensed distributors in the United States and internationally;

•                       Select large retailers in the United States;

•                       Dealer and consumer direct; and

•                       On-line retail store, www.colt.com from which we sell Colt accessories, parts, branded products, apparel and related shooting supplies.

A significant portion of our net sales is derived from a limited number of customers. In 2013, we had three customers that each accounted for more than 10% of our net sales and in total were 49% of our net sales.  In 2012, we had four customers that each accounted for more than 10% of our net sales and in total were 77% of our net sales.  In 2011, we had two customers that each accounted for more than 10% of our net sales and together accounted for 42% of our net sales.  For additional information on customer concentration and related risks, see “Risk Factors” in Item 1A and Note 14, “Segment Information” in Item 8 of this Form 10-K.

Government contracts

Our U.S. Government business is performed under fixed-price contracts pursuant to which the U.S. Government ordinarily commits to purchase a minimum quantity over a multi-year period, but has the option to purchase a greater quantity at a pre-committed price.  Substantially all of our contracts have been awarded to us after competitive solicitations. There is intense competition for the U.S. Government contracts for which we compete.

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

In certain instances, contracts with the U.S. Government are negotiated on a sole-source, non-competitive, basis. In those instances, the U.S. Government regulates the methods under which costs are allocated to the contract.  Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses, and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes.

We are subject to a variety of audits performed by U.S. Government agencies in connection with our U.S. Government contracts.  Such audits can occur prior to, during or after the completion of a given contract.

Since 1976, our Canadian subsidiary and its predecessor have served as the Government of Canada’s Strategic Source for Small Arms. This relationship requires our Canadian subsidiary to work closely and cooperate with the Department of National Defense and Canadian Forces regarding the design, development, manufacture, testing and overhaul of small arms, including but not limited to the C7 and C8 family of weapons, and to maintain the Small Arms Center for Excellence, the Canadian Government’s center to test, improve and develop small arms.

For a discussion of risks associated with U.S. and Canadian government contracts, see “Risk Factors” in Item 1A of this Form 10-K.

Marketing and distribution

Our marketing strategy focuses on the following three specific sales channels: (1) the U.S. and Canadian Governments; (2) the international market; and (3) the U.S. commercial and law enforcement markets.

U.S. and Canadian Government sales typically consist of sales to the U.S. Department of Defense, the Canadian Department of National Defense and other U.S. and Canadian agencies.  For the U.S. and Canadian Governments, we utilize a direct sales force that maintains significant interaction with the customer and end user.  This level of interaction enables us to respond to feedback and guidance from end users on a real-time basis.

International sales are ordinarily to a military or law enforcement unit of a foreign government.  We interact with the international market through a global network of independent, commission-based sales representatives, as well as a direct sales force.  Sales representatives work in coordination with our direct sales force in promoting our products, identifying opportunities, submitting quotes and bids, finalizing sales contracts and associated paperwork and providing delivery and after-sale support.  Our products also enter the international market via the U.S. Government Foreign Military Sales (“FMS”) program.  FMS sales, which we characterize as sales to the U.S. Government for financial reporting purposes, are sales to the U.S. Government for the benefit of a foreign end-user, to which the product is shipped. For additional information on sales and long-lived assets by geographic area, see Note 14, “Segment Information”, in Item 8 of this Form 10-K.

U.S. Commercial and law enforcement sales consist of sales to distributors, independent dealers, big-box retailers and law enforcement agencies.  We interact with commercial and law enforcement customers through both a direct sales force and a domestic network of independent, commission-based sales representatives. Our marketing strategy consists of print and digital advertising, social and electronic media, participation at domestic and international trade shows, in-store retail merchandising initiatives and direct customer relationships.  Colt products are featured in numerous trade magazines, including American Rifleman, Guns & Ammo and Gun Digest.

Sources and availability of raw materials

The raw materials in our products consist primarily of steel, aluminum and polymers.  We purchase bar steel and aluminum forgings for machining operations that we conduct at our facilities.  Most of our purchased inventory consists of parts that are already fully or partially machined or processed.  Critical machined and processed purchased parts are manufactured pursuant to proprietary specifications.  In some cases, we are dependent on sole-source suppliers.  In order to mitigate the risk associated with sole-source suppliers, we typically enter into long-term or volume purchase arrangements.  We have also broadened our supplier base for certain parts.   We have not been materially adversely affected by price fluctuations relating to our essential raw materials.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased 25% from $165.9 million at December 31, 2012 to $206.9 million at December 31, 2013. Backlog increased by $35.1 million due to the acquisition of New Colt. When factoring the commercial component of purchase orders into our backlog analysis, we only include orders that are scheduled to ship in the next six months in our backlog. Commercial orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease.

Competition

The markets we serve are highly competitive. Our principal competitor for U.S. Government business has been FN Manufacturing. We also face competition for U.S. Government business from smaller companies that compete for small business set-aside contracts.  Although we anticipate that robust competition for U.S. military contracts will continue to exist, entrance barriers are high due to rigorous production and quality standards to which defense contractors are subject.  Accordingly, we believe that our ability to ship large quantities of high-quality product on time and our long track record provide us with a competitive advantage over potential new entrants into this market.

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

The U.S. commercial firearms market is highly competitive.  The market is dominated by a small number of well known manufacturers.  In the MSR market, we compete primarily with Bushmaster, DPMS, Daniels Defense and Smith & Wesson.  A significant portion of our handgun sales are 1911 model variants.  In this market, our primary competition is Kimber, Smith & Wesson and Remington.

Intellectual property

We own certain trademarks that have been associated with the Colt business since its earliest days, including the Colt® name, the Colt mark, , and the Rampant Colt mark, .  These trademarks and other common-law and registered trademarks are used to identify our products and services.  We also license certain of these trademarks to others for use in connection with a range of products that do not compete with our own products.  Certain of our trademarks are registered in the United States and in certain foreign jurisdictions.

Our proprietary firearms technology consists primarily of trade secrets, such as proprietary drawings and know-how, and also includes patents and other intellectual property rights.  We engage in a number of measures to protect our trade secrets. We also identify and protect with patents those patentable inventions generated by our ongoing research and development activities that we believe may provide us with a competitive advantage or other future value.  Patents are filed and maintained in the United States, Canada and other jurisdictions as appropriate.

We have entered into manufacturing licenses with third parties pertaining to portions of our firearms technology.  The U.S. Government is licensed to use our M16 rifle and M4 carbine technology for competitive procurements for military use.  The Canadian Government has been licensed to use our M16 rifle and M4 carbine technology for its military and law enforcement needs.  We also have entered into a license agreement with a manufacturer in Malaysia pursuant to which the manufacturer will assemble the M4 carbine and machine certain components for use in that country.

For a discussion of risks associated with our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

Environmental laws and regulations

We are subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In the U.S., we employ a full-time manager whose responsibilities include our compliance with environmental laws and regulations.  In 2013, we did not make any significant capital expenditures for equipment required by environmental laws and regulations. For a discussion of risks associated with environmental compliance, see “Risk Factors” in Item 1A of this Form 10-K.

Employees

As of December 31, 2013, we had approximately 811 active, full-time employees, of whom 707 were located in the U.S. and 104 were located in Canada.  In the U.S., approximately 72% of our workforce is represented by a union and is covered by a collective bargaining agreement that became effective April 1, 2012 and expires on March 31, 2014.  As of April 1, 2013, all of our U.S. employees participate in a new consumer-directed health plan. In addition, all employees who are subject to the collective bargaining agreement and who commenced service after April 1, 2012, are not eligible to participate in the hourly defined benefit plan. Instead, they are eligible to participate in our defined contribution retirement plan. For additional information about our defined benefit and defined contribution plans, see Note 9, “Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K.

None of our Canadian employees are subject to a collective bargaining agreement.  Of our total workforce, 688 were directly or indirectly involved in the production process.  For a discussion of the risks associated with labor, see “Risk Factors” in Item 1A of this Form 10-K.

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

Risks related to our business

It is possible that demand for modern sporting rifles could experience a decline.

Previous patterns of demand in the domestic commercial rifle channel suggest that demand for our MSR products in that channel could experience a rapid, material decline at any time.  For example, demand that was intense in late 2008 and early 2009 declined suddenly in mid-2009, when perceptions that the new administration in Washington might entail new “gun control” legislation subsided.  There are indications that a recent surge in MSR demand due to renewed concerns relating to laws and regulations peaked in 2013 and that demand will not be as strong in 2014.  A decline in demand for MSRs could have a material adverse impact on our revenues and have an adverse impact on our business.

We are subject to risks related to a lack of product revenue diversification.

We derive a substantial percentage of our net sales from a limited number of products, consisting almost exclusively of rifles and handguns. We expect these products to continue to account for a large percentage of our net sales in the near term.  Continued market acceptance of these products is, therefore, critical to our future success.  At the current time, we offer fewer handgun models than our principal competitors and are therefore dependent in the near term on the continuation of market demand for our existing products.  A decrease in demand for the handgun models we currently sell could have a material adverse impact on our business.

In the domestic and international military and law enforcement channel, we cannot predict how long the M4 carbine and related products will continue to be the primary small arms weapons system of choice for the U.S. Government and certain of our other customers.  Our international business, operating results, financial condition, and cash flows could be adversely affected by:

•                       a decline in demand for the M4 carbine and related small arms weapons systems;

•                       increased competition for future U.S. Government procurements of the M4 carbine, including spare parts ;

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

In addition, in early 2013 the Army recently announced the award to a competitor of ours of a five-year indefinite delivery, indefinite quantity (“IDIQ”) contract to supply the Army with the M4 carbine.  Competition for contracts to supply spare parts to the U.S. Army is also intense and our competitors have demonstrated their ability to compete successfully for spare parts contracts.

Substantially all of our sales into the commercial rifle channel consist of MSRs.  Risks associated with the MSR business segment are discussed elsewhere in these Risk Factors.  A decrease in sales of MSRs for any reason could have a material adverse impact on our business.

New federal and state laws and regulations may restrict our ability to continue to sell the products that we currently sell into the domestic commercial market, which could materially adversely affect our revenues.

A significant portion of our revenues is derived from sales into the domestic commercial market of MSRs.  Since December 2012, there has been an extremely sharp increase in political and public support for new “gun control” laws and regulations in the United States, particularly laws and regulations affecting the sale of MSRs and high capacity magazines. Some proposed legislation, including legislation that has been introduced in Congress and in state legislatures, would ban and/or restrict the sale of substantially all of our commercial rifle products, in their current configurations, into the commercial market, either throughout the United States or in particular states.  It is also possible that the President of the United States could issue Executive Orders that would adversely affect our ability to sell, or customers’ ability to purchase, MSRs.  The political environment for enactment of new “gun control” measures at the federal, state and local level is evolving rapidly and additional significant change in the domestic legal and regulatory environment during 2014 is possible.

In light of the uncertain and evolving political, legal and regulatory environment, it is not clear what measures might be necessary in order to redesign our commercial rifles to comply with applicable law, or whether it will even be possible in every instance to do so.  To the extent that redesigns of our products are possible, we may need to spend significant amounts of capital in order to effectuate such redesigns and may incur associated sales, marketing, legal and administrative costs in connection with the introduction of new models.  Furthermore, there is no assurance that customers will accept redesigned rifles and carbines.

A substantial decline in sales of MSRs into the domestic commercial market for any of these reasons could have a material adverse effect on our business.

Our manufacturing facilities may experience disruptions adversely affecting our financial position and results of operations.

We currently manufacture our products primarily at our facilities in West Hartford, Connecticut and Kitchener, Ontario, Canada.  We lease our West Hartford facility from a related party.  The term of this lease has been extended to October 25, 2015.  The lease does not provide for renewal of the term after the lease maturity and we may not be able to continue to occupy the property on acceptable terms or be able to find suitable replacement manufacturing facilities on satisfactory terms and conditions. Any natural disaster or other serious disruption at either of our facilities due to a fire, electrical outage or any other calamity could damage our capital equipment or supporting infrastructure or disrupt our ability to ship our products from, or receive our supplies at, these facilities.  Any such event could materially impair our ability to manufacture and deliver our products.  Even a short disruption in our production output could delay shipments and cause damage to relationships with customers, causing them to reduce or eliminate the amount of products they purchase from us.  Any such disruption could result in lost net sales, increased costs and reduced profits, which could have a material adverse effect on our financial position and results of operations.

Our sponsor controls us and may have conflicts of interest with us or you now or in the future.

Through its affiliates, Sciens Management controls a substantial portion of the Company’s limited liability company interests.  Under the terms of our limited liability company agreement, our majority shareholder has the right to nominate a majority of our Governing Board and our majority shareholder has specified veto or approval rights which may be exercised in its discretion.  As such, our sponsor has the ability to prevent specified transactions that might be in the best interests of the note holders or to cause us to engage in transactions in which the sponsor has interests that might conflict with the interests of the Senior Note holders.  Members of our Governing Board are not required to abide by the same standard of care under the Delaware Limited Liability Company Act as the standard of care required of directors of a Delaware corporation.  Additionally, Sciens Management is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may directly or indirectly compete with or otherwise be adverse to us.  Sciens Management may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our long-term growth plan includes the expansion of our global operations.  Such global expansion may not prove successful, and may divert significant capital, resources, and management time and attention and could adversely affect our ongoing operations.

Net direct sales to customers outside the United States accounted for approximately 41% of our net sales for the year ended December 31, 2013.  We intend to continue to focus considerable efforts on expanding our international presence, which will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets.  Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations.  New international business that we obtain will be subject to the same risks associated with the conduct of our existing international operations, including:

•                       difficulty in predicting the timing of international orders and shipments;

•                       an impact on our liquidity resulting from  bonding or letters of credit requirements;

•                       unexpected changes in regulatory requirements;

•                       changes in foreign legislation;

•                       multinational agreements restricting international trade in firearms or ammunition;

•                       possible foreign currency controls, currency exchange rate fluctuations or devaluations;

•                       tariffs;

•                       difficulties in staffing and managing foreign operations;

•                       difficulties in obtaining and managing representatives and distributors;

•                       potential negative tax consequences;

•                       greater difficulties in protecting intellectual property rights;

•                       greater potential for violation of U.S. and foreign anti-bribery and export-import laws; and

•                       difficulties collecting or managing accounts receivable.

General economic and political conditions in these foreign markets may also impact our international net sales; as such conditions may cause customers to delay placing orders or to deploy capital to other priorities.  These and other factors may have a material adverse effect on our future international net sales.

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

In each of our distribution channels — military, law enforcement and commercial — there are numerous competitors offering similar products at prices that are attractive to customers. Some competitors have greater financial, technical, marketing, manufacturing and distribution resources than we do, or may have broader product lines.  Our ability to compete successfully for U.S., Canadian and other military and law enforcement contracts depends on our success at offering better product performance than our competitors at a lower price and on the readiness and capacity of our facilities, equipment and personnel to produce quality products consistently.  Our ability to compete successfully in the domestic and international commercial market depends on our continuing to distinguish our products from similar product offered by competitors and to command pricing that reflects the value connoted by the Colt brand.

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

•                       Any acquired business will expose us to the acquired company’s liabilities and to risks inherent in its industry.  We may not be able to ascertain or assess all of the significant risks.

•                       We may require additional financing in connection with any future acquisition.  Such financing may adversely impact, or be restricted by, our capital structure and our ability to pay amounts owed under our senior notes (“Senior Notes”) when due and payable.  Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable, as well as the risk of cross-defaults under other debt facilities.

•                       Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures and personnel of the acquired company or companies in a timely and efficient manner.  Some of the challenges involved in such an integration include:

•                       demonstrating to customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards or business focus;

•                       preserving important relationships of the acquired company;

•                       coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and

•                       coordinating the supply chains.

•                       Our limited liability company agreement prohibits us from entering certain new lines of business without the consent of Sciens Management.  There is no assurance that such consent could be obtained.

Any integration is expected to be complex, time-consuming and expensive and may harm the newly-consolidated company’s business, financial condition and results of operations.

Our U.S. and Canadian Government contracts are generally multi-year contracts that are funded by government appropriations annually.  A reduction in the defense budget of our government customers could have a material adverse effect on our business.

Our primary contracts with the U.S. Government are IDIQ contracts under which the customer places orders at its discretion.  Although these contracts generally have a three to five-year term, they are funded annually by government appropriations.  Furthermore, our primary contracts with the Canadian Government are funded annually by Canadian Government appropriations.  Agreements with other foreign governments may also have similar conditions or may otherwise be dependent on initial or continued funding by such governments.  Accordingly, our net sales from year to year with respect to such customers are dependent on government appropriations and subject to uncertainty.

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

The timing of delivery of large orders can result in significant fluctuations in our period-to-period performance.

Our operating results and cash flow can fluctuate materially from one period to the next as a result of the timing of the manufacture and delivery of large domestic and international governmental orders.  Uncertainty and volatility in the timing of orders and the tendency of governmental orders to be disproportionately large in value is likely to continue to affect our net sales.  We do not recognize sales until delivery of the product or service has occurred and title and risk of loss have passed to the customer, which may be in a non-U.S. location.  This may extend the period of time during which we carry inventory and may result in an uneven distribution of net sales from these contracts between periods.  As a result, our period-to-period performance may fluctuate significantly, and you should not consider our performance during any particular period as indicative of longer-term results.

In addition, we are subject to business risks specific to companies engaged in supplying defense-related equipment and services to the U.S. Government and other governments.  These risks include the ability of the U.S. Government and other government counterparties to suspend or permanently prevent us from receiving new contracts or from extending existing contracts based on violations or suspected violations of procurement laws or regulations, to terminate our existing contracts or not to purchase the full agreed-upon number of small arms weapons systems or other products to be delivered by us.

Government contracts are subject to competitive bidding, and bidding for such contracts may require us to incur additional costs.

We obtain a significant portion of our U.S. Government and other government contracts through competitive bidding.  We will not win all of the contracts for which we compete and, even when we do, contracts awarded to us may not result in a profit.  We are also subject to risks associated with the substantial expense, time and effort required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us.  In addition, our customers may require terms and conditions that require us to reduce our price or to provide more favorable terms if we provide a better price or terms under any other contract for the same product.

In order for us to sell our products overseas, we are required to obtain certain licenses or authorizations, which we may not be able to receive or retain.

Export licenses are required for us to export our products and services from the United States and Canada and issuance of an export license lies within the discretion of the issuing government.  In the United States, substantially all of our export licenses are processed and issued by the Directorate of Defense Trade Controls (“DDTC”) within the U.S. Department of State.  In the case of large transactions, DDTC is required to notify Congress before it issues an export license.  Congress may take action to block the proposed sale.  As a result, we may not be able to obtain export licenses or to complete profitable contracts due to political or other reasons that are outside our control.  We cannot be sure, therefore, of our ability to obtain the governmental authorizations required to export our products.  Furthermore, our export licenses, once obtained, may be terminated or suspended by the U.S. or Canadian Government at any time.  Failure to receive required licenses or authorizations or the termination or suspension of our export privileges could have a material adverse effect on our financial condition, results of operations and cash flow.

Labor disruptions by our employees could adversely affect our business.

The United Automobile, Aerospace & Agricultural Implement Workers of America (“Union”) represents our West Hartford workforce pursuant to a collective bargaining agreement that expires on March 31, 2014.  Failure to reach agreement with the Union on the terms of a new collective bargaining agreement upon the expiration of the current agreement could lead to a strike or lockout, either of which would adversely affect our operations. Alternatively, we and the Union could agree to continue operations without a collective bargaining agreement, which could expose our operations to ongoing uncertainty.

The terms of our collective bargaining agreement limit our flexibility in various labor matters including the ability to quickly change our staffing levels in response to business needs or to make changes to our employee benefits in order to reduce our costs. As a result, our labor costs may be higher than those of our competitors, which could place us at a disadvantage when bidding for government contracts or pricing our products in the commercial market.  In addition, the collective bargaining agreement places conditions on our freedom to supplement our manufacturing capacity in West Hartford with outsourced components or new facilities.  As a result, our ability to increase production to meet customer demand can be impaired.

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

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of our U.S. and Canadian Government contracts.  Government contract laws and regulations affect how we do business with our customers and vendors and, in some instances, impose added costs on our business.  In many instances, we are required to self-report to the responsible agency if we become aware of a violation of applicable regulations.  In addition, we have been, and expect to continue to be, subjected to audits and investigations by government agencies regarding our compliance with applicable regulations.  A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on future contracts.  These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, filing false claims, or failing to comply with other applicable procurement regulations.  Additionally, the failure to comply with the terms of our government contracts could harm our business reputation.  It also could result in payments to us being withheld.  If we violate specific laws and regulations, doing so could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts, which could have a material adverse effect on our net sales and results of operations.

Our contracts with foreign governments often contain ethics and other requirements that subject us to some of the same risks. Also, we and our international independent sales representatives and distributors are required to comply with numerous laws and regulations, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. By contract or law in certain foreign jurisdictions, the actions of our representatives and distributors can subject us to legal risk or liability. Violation of contractual terms with our customers, or applicable local law in foreign jurisdictions, could interfere with our ability to perform or collect payment under our contracts or to continue doing business in a particular country.

Certain government contracts contain termination provisions such that permit them to be cancelled at any time at the government’s sole discretion.

U.S. Government and certain other government counterparties may terminate contracts with us either for their convenience or if we default by failing to perform.  Termination for convenience provisions generally would enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed, prior to termination.  Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. Government or other government counterparties in procuring undelivered items from another source.  In addition, a termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

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

Some countries in which we are or are planning on doing business impose offset purchase commitments, also known as industrial cooperation commitments, in return for purchasing our products and services. These commitments vary from country to country and generally require us to commit to make direct or indirect purchases, or investments in the local economy. The gross amount of the offset purchase commitment arising from a sales contract is typically a function of the value of the contract.  Failure to satisfy offset purchase commitments can result in penalties or blacklisting against awards of future contracts.  We could be subject to future penalties or transaction costs or even disbarment from doing business with a government.

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted to, and approved by, the governing agencies.  At December 31, 2013 and 2012, our remaining gross offset purchase commitments totaled $64.1 million and $68.2 million, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1.6 million and $1.8 million as of December 31, 2013 and 2012, respectively, based on our estimated cost of settling the remaining net offset purchase commitment. We may incur costs to settle our offset purchase commitments that are in excess of the amounts accrued, which could have a material adverse effect on our earnings.

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

The development of additional products and product variations is speculative and generally requires additional and, in some cases, significant expenditures for research, development, manufacturing and marketing.  Despite substantial expenditure of resources, a research and development project may not result in a saleable product.  The new products or product variations that we introduce may not be successful, or they may not generate an amount of net sales that is sufficient to fully recover the additional costs incurred for their development.  In addition, we may not successfully develop new products or product variations that are superior to products offered by other companies.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Despite our efforts to protect our proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our proprietary technology.  It also is possible that others will develop and market similar or better technology to compete with us.  Furthermore, existing intellectual property laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States and Canadian law.  For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use, and the efforts we have taken or may take to protect our proprietary rights may not be sufficient or effective.  Significant impairment of our intellectual property rights could harm our business or our ability to compete.  Enforcing or defending our intellectual property rights in litigation is costly and time consuming and we may not prevail.  Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand or enhance the ability of other businesses to compete with us.

If we lose key management or are unable to attract and retain qualified individuals required for our business, our operating results and growth may suffer.

Our ability to operate our business is dependent on our ability to hire and retain qualified senior management.  Our senior management is intimately familiar with our products, customers and operations.  Our senior management also brings an array of other important talents and experience to the Company, including managerial, financial, governmental contracts, sales, legal and compliance.  We believe their backgrounds, experience and knowledge gives us capabilities that are important to our success.  Losing the services of certain members of our management team could harm our business and expansion efforts, particularly if they depart the Company to join a competitor’s business. The Company’s success also is dependent on its ability to hire and retain technically skilled workers.  Competition for some qualified employees, such as engineering professionals, is intense and may become even more competitive in the future.  If we are unable to attract and retain qualified employees, our operating results and growth could suffer.

Misconduct by employees or agents could harm us and is difficult to detect and deter.

Our employees or representatives and distributors may engage in misconduct, fraud or other improper activities including engaging in violations of the U.S. Arms Export Control Act or Foreign Corrupt Practices Act or numerous other state and federal laws and regulations, as well as the corresponding laws and regulations in the foreign jurisdictions into which we sell products that could have adverse consequences on our prospects and results of operations.  Misconduct by employees or agents, including international sales representatives and distributors, could include the export of defense articles or technical data without an export license, the payment of bribes in order to obtain business, failure to comply with applicable U.S. or Canadian Government or other foreign government procurement regulations, violation of government requirements concerning the protection of classified information and misappropriation of government or third-party property and information.  It is not always possible to deter misconduct by agents and employees and the precautions we take to detect and prevent this activity may not be effective in all cases. The occurrence of any such activity could result in our suspension or debarment from contracting with one or more government procurement agencies, as well as the imposition of fines and penalties, which could cause material harm to our business.

Failure to comply with applicable firearms laws and regulations in the U.S. and Canada could have a material adverse effect on our business.

As a firearms manufacturer doing business in the U.S. and Canada, we are subject to the National Firearms Act and the Gun Control Act in the U.S. and the Firearms Act in Canada, together with other federal, state or provincial, and local laws and regulations that pertain to the manufacture, sale and distribution of firearms in and from the U.S. and Canada.  In the U.S., we are issued a Federal Firearms License by, and pay Special Occupational Taxes, to the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice to be able to manufacture firearms and destructive devices in the U.S. Similarly, in Canada, we are issued a Business Firearms License by the Chief Provincial Firearms Officer of Ontario, to enable us to manufacture firearms and destructive devices in Canada.  These federal agencies also require the serialization of receivers or frames of our firearm products and recordkeeping of our production and sales.  Our places of business are subject to compliance inspections by these agencies.  Compliance failures, which constitute violations of law and regulation, could result in the assessment of fines and penalties by these agencies, including license revocation, or other disruption of our business.  Any curtailment of our privileges to manufacture, sell, or distribute our products could have a material adverse effect on our business.

We are required to submit forms to the Bureau of Alcohol, Tobacco, Firearms and Explosives and to obtain advance approval of certain transfers of firearms, including exports from the United States.  Failure to obtain required approvals when required result in a delay in shipping product to customers.   Delay in shipping products can cause us to incur late delivery penalties and delay the recognition of sales for financial reporting purposes.

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

Although we do not believe our business activities infringe upon the rights of others, it is possible that one or more of our products or trademarks infringe, or any of our products in development will infringe, upon the intellectual property rights of others.  We may also be subject to claims of alleged infringement of intellectual property rights asserted by third parties whose products or services we use or combine with our own intellectual property and for which we may have no right to intellectual property indemnification.  Our competitors may also assert that our products or trademarks infringe intellectual property rights held by them.  Moreover, as the number of competitors in our markets grows, the possibility of an intellectual property infringement claim against us may increase.  In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, our products may potentially infringe upon patent applications that are currently pending of which we are unaware and which may later result in issued patents.  If that were to occur and we were not successful in obtaining a license or redesigning our products, we could be subject to litigation.

Regardless of the merits of any infringement claims, intellectual property litigation can be time-consuming and costly.  Determining whether a product infringes a patent, or whether a company trademark infringes a third party’s mark involves complex legal and factual issues that may require the determination of a court of law.  An adverse finding by a court of law may require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party intellectual property, or we may be required to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all.  Inability to use technologies or processes essential to our products could have a material adverse effect on our financial condition, results of operations and cash flow.

We may incur higher employee medical costs in the future.

Our employee medical plans are self-insured. As of December 31, 2013, the average age of the production employees working in our West Hartford, CT facility is 51 years and approximately 13% of the production employees are age 65 or over. The age of our workforce and the level of benefits that we offer, which in the case of production employees at our West Hartford, Connecticut facility, subject to our collective bargaining agreement, could result in higher than anticipated future medical claims. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

We may be unable to realize expected benefits from our cost reduction efforts and our profitability may be hurt or our business otherwise might be adversely affected.

In order to operate more efficiently and control costs, we continuously evaluate various cost reduction opportunities and implement changes in our operations where warranted. These activities are intended to generate savings through direct and indirect operating and overhead expense reductions as well as other savings, including workforce reductions when necessary.  If we do not successfully manage these activities in the future, the expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Significant risks are inherent in the day-to-day operations in our business.

The day-to-day activities of our business involve the operation of machinery and other operating hazards, including worker exposure to lead and other hazardous substances.  As a result, our operations can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and interruption of our business.  In addition, many of our products are designed or have the capacity to kill and therefore can cause accidental damage, injury or death or can potentially be used in incidents of workplace violence.

We could be named as a defendant in a lawsuit asserting substantial claims upon the occurrence of any of these events.  Although we maintain insurance protection in amounts we consider to be adequate, this insurance could be insufficient in coverage and may not be effective under all circumstances or against all hazards to which we may be subject.  If we are not fully insured against a successful claim, there could be a material adverse effect on our financial condition and results of operations.

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

Many of our employees at our West Hartford facility participate in our defined benefit pension plans.  Under the terms of our current collective bargaining agreement, the accrual of benefits for employees participating in our bargaining unit pension plan was frozen effective December 31, 2012.  We also have a salaried pension plan. The accrual of benefits for employees participating in the salaried plan was frozen effective December 31, 2008. At December 31, 2013, our aggregate unfunded pension liability totaled $1.7 million.  Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions.  To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced.  Under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) the Pension Benefit Guaranty Corporation (“PBGC”), has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount.

We also have a postretirement health plan for our union employees.  The postretirement health plan is unfunded.  We derive postretirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with our collective bargaining agreement, we have capped certain retirees to approximately $250 (not in thousands) per employee per month.  The unfunded post-retirement health care benefit obligation was $21.1 million at December 31, 2013.

Our cash is highly concentrated with one financial institution.

We have a concentration of cash in accounts with a single financial institution. Our holdings in this institution significantly exceed the insured limits of the Federal Deposit Insurance Corporation. Although we believe that the risk of loss associated with out uninsured deposit accounts is low given the financial strength and reputation of our depository institution, we could suffer losses with respect to the uninsured balances if the depository institution failed and the institution’s assets were insufficient to cover its deposits and/or the United States government did not take actions to support deposits in excess of existing FDIC insured limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

We now have, and will continue to have, a substantial amount of indebtedness, which requires significant interest payments.  As of December 31, 2013, we had approximately $305.8 million of debt outstanding and we reported a total deficit in our Consolidated Balance Sheet of $136.8 million.

Our significant amount of indebtedness could have important consequences to holders of the Senior Notes.  For example, it could:

•                       make it more difficult for us to pay interest and principal on our Senior Notes, as payments become due, especially during general negative economic and market industry conditions because if our net sales decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments or to refinance our indebtedness;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The credit agreement for our senior secured revolving loan (the “Credit Agreement”) provides up to $50.0 million of borrowing capacity, of which $7.1 million had been borrowed as of December 31, 2013. Borrowings under the Credit Agreement are effectively senior to the Senior Notes to the extent of the value of the assets securing the indebtedness. We may also incur other additional indebtedness that ranks equally with the Senior Notes and the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business.  This may have the effect of reducing the amount of proceeds paid to holders of our Senior Notes.

Although covenants under the indentures governing the Senior Notes, the Credit Agreement and the Term Loan limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  If we add new debt to our current debt levels, the related risks that we now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the Senior Notes.

We face the risk of breaching covenants under the Credit Agreement, the Term Loan and other future financings and may not be able to comply with certain covenants in the indenture covering the Senior Notes.

The Term Loan contains financial covenants pertaining to Minimum EBITDA, Fixed Charge Coverage Ratio, Secured Leverage Ratio and Capital Expenditures. In addition, the Credit Agreement contains a financial covenant pertaining to our fixed charge coverage ratio that is applicable upon an event of default or a lack of availability under the borrowing base formula. Our ability to meet the financial or other covenants of the Credit Agreement and Term Loan can be affected by failure of our business to generate sufficient cash flow and by various risks, uncertainties and events beyond our control, and we cannot provide assurance that we will meet these tests. Failure to comply with any of the covenants in the Credit Agreement, the Term Loan or any future financing agreement could result in a default under those agreements and other agreements containing cross-default provisions, including the indenture governing the Senior Notes.

Upon the occurrence of an event of default under the Credit Agreement or Term Loan, all amounts outstanding can be declared immediately due and payable and all commitments to extend further credit may be terminated. Due to cross-default provisions in these agreements, the occurrence of a default under one of these credit facilities could result in a default under the other and lead to acceleration of repayment obligations under both facilities.  Such acceleration of repayment under the Credit Agreement or the Term Loan could result in an event of default under the indenture governing the Senior Notes. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay borrowings under the Credit Agreement, the Term Loan and our obligations under the Senior Notes.

We may not be able to generate enough cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt and to fund planned capital expenditures and pursue our acquisition strategy will depend on our ability to generate cash.  This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Accordingly, our business may not generate sufficient cash flows from operations to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs.  In addition, we will be permitted to make certain distributions to our members, including distributions in amounts based on their allocated taxable income and gains.  Any such payments may reduce our ability to make payments on our debt, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes.  We may not be able to take any of these actions, these actions may not be successful enough to permit us to meet our scheduled debt service obligations or these actions may not be permitted under the terms of our existing or future debt agreements, including the Credit Agreement and the Term Loan, or the indenture that will govern the Senior Notes.  In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  The Credit Agreement, the Term Loan and the indenture that govern the Senior Notes restricts our ability to dispose of assets and use the proceeds from the disposition.  We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•                       our debt holders could declare all outstanding principal and interest to be due and payable;

•                       the lenders under our Credit Agreement could terminate their commitments to lend us money:

•                       the lenders under our Credit Agreement and Term Loan could foreclose against the assets securing their borrowings; and

•                       we could be forced into bankruptcy or liquidation, which could result in holders of our Senior Notes losing their investment in our Senior Notes.

Our limited liability company agreement requires that we periodically distribute cash to members to permit them to pay income taxes that flow through to their personal tax returns.

Under applicable U.S. federal and state tax law, our members are personally responsible for their pro rata share, based upon ownership, of taxes arising from our business and operations.  We are required by our limited liability company agreement to make distributions of cash to our members periodically in connection with that personal liability.  Amounts distributed to our members may not correspond to the tax liability that we would incur if we were a corporation and may exceed that amount.  The United States government instituted higher marginal income tax rates in 2013 than had been in effect previously and certain states have also increased marginal income tax rates.  Higher income tax rates are likely to increase the aggregate amount of tax distributions to our members. Further increases in marginal income tax rates or other significant changes to U.S. or state tax policy could have a material and adverse effect on our business, financial condition and results of operations.

Our ability to bid for large contracts may depend on our ability to obtain performance guarantees from financial institutions.

In the normal course of our business, we may be asked to provide performance guarantees to our customers in relation to our contracts. Some customers may require that our performance guarantees be issued by a financial institution in the form of a letter of credit, surety bond or other financial guarantee. A deterioration of our liquidity, credit rating or financial condition could prevent us from obtaining such guarantees from financial institutions or make the process more difficult or expensive. If we are not able to obtain performance guarantees or if such performance guarantees were to become expensive, we could be prevented from bidding on or obtaining certain contracts or our profit margins with respect to those contracts could be adversely affected, which could in turn have a material adverse effect on our revenue, financial condition and results of operations.

We may not be able to finance a change of control offer required by the indenture governing our outstanding Senior Notes.

If we were to experience specific kinds of change of control events, we are required to offer to purchase all of the notes then outstanding at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.  If a change of control were to occur, we may not have sufficient funds to purchase the Senior Notes.  In fact, we expect that we would require third-party debt or equity financing to purchase all of such Senior Notes, but we may not be able to obtain that financing on favorable terms or at all.  Further, our ability to repurchase the Senior Notes may be limited by law.

Any of our existing and future senior secured indebtedness, including our Credit Agreement, would likely restrict our ability to repurchase the Senior Notes, even when we are required to do so by the indenture in connection with a change of control.  A change of control could therefore result in a default under such senior secured indebtedness and could cause the acceleration of our debt.  The inability to repay such debt, if accelerated, and to purchase all of the tendered Senior Notes, would constitute an event of default under the indenture.

Holders of the Senior Notes may not be able to determine when a change of control giving rise to their right to have the Senior Notes repurchased has occurred following a sale that potentially constitutes a sale of “substantially all” of our assets.

The definition of change of control in the indenture governing the Senior Notes includes a phrase relating to the sale of “all or substantially all” of our assets.  There is no precise established definition of the phrase “substantially all” under applicable law.  Accordingly, the ability of a holder of Senior Notes to require us to repurchase its Senior Notes as a result of a sale of less than all of our assets to another person may be uncertain.

Holders of the Senior Notes should not expect Colt Finance Corp. to participate in making payments on the Senior Notes.

Colt Finance Corp. is a wholly owned subsidiary of Colt Defense LLC that was incorporated to accommodate the issuance of the Senior Notes by Colt Defense LLC. Colt Finance Corp. will not have any operations or assets of any kind and will not have any revenue other than as may be incidental to its activities as a co-issuer of the Senior Notes.  Holders of the Senior Notes should not expect Colt Finance Corp. to participate in servicing any of the obligations on the Senior Notes.

We may have exposure to additional tax liabilities which could have a material impact on our results of operations and financial position.

As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the Internal Revenue Service, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. There are several proposals under consideration in the United States to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated foreign earnings. A significant change to U.S. tax policy could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.                                                Unresolved Staff Comments

Not applicable.

Item 2.                                                         Properties

Our principal properties include the facility housing our corporate headquarters in West Hartford, Connecticut and our facility in Kitchener, Ontario, Canada.  The West Hartford location is also our primary engineering, manufacturing and research and development facility.  We lease this approximately 310,000 square foot facility pursuant to a lease expiring October 25, 2015.  For additional information about this lease, see Item 13 “Related Party Transactions” in this Form 10-K.  We own our facility in Kitchener, Ontario, Canada. It is approximately 48,000 square feet in size and is utilized for manufacturing, engineering and research and development. The Company also leases a 16,000 square foot facility in Kissimmee, Florida, which is not occupied, pursuant to a lease expiring October 2023.

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

PART II

Item 5.                                                         Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our membership units. In addition, our membership units are subject to transfer restrictions pursuant to our operating agreement.  As of December 31, 2013, there were 132,174 membership units outstanding, which were held by 22 members.

During 2013, we made $6.4 million in distributions to our members. In addition, we made distributions to our members of $3.3 million in 2012 and $12.9 million in 2011, respectively.

Our Credit Agreement and the indenture governing our Senior Notes contain covenants that limit our ability to pay dividends or other distributions.  For additional information about the covenants contained in our debt agreements, see Note 6, “Notes Payable and Long-Term Debt”, in Item 8 of this Form 10-K.

Item 6.                                                         Selected Financial Data

The following table sets forth our historical consolidated financial data as of and for the dates indicated.  The data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements.  Our selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K.  All amounts are presented in thousands.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009

Statement of operations data:
Net sales	$277,948	$213,354	$208,816	$175,805	$270,163
Contract obligation expense (i)	7,513	—	—	—	—
Transaction and restructuring costs (ii)	1,929	—	—	—	—
Gain on effective settlement of contract (iii)	(15,264)	—	—	—	—
Operating income	54,475	18,583	32,509	18,478	63,861
Interest expense	27,687	24,579	24,010	24,598	18,845
Net income (loss)	25,734	(7,055)	4,988	(11,065)	29,661

Balance sheet data (at period end):
Cash and cash equivalents	$12,594	$42,373	$38,236	$61,444	$72,705
Inventories	66,674	40,561	36,215	31,641	35,448
Property and equipment, net	30,733	22,134	22,589	21,741	17,919
Total assets	264,735	162,968	164,956	167,587	187,252
Total debt and capital lease obligations	301,900	247,573	248,334	249,215	250,058
Total deficit	(136,788)	(151,287)	(142,834)	(141,398)	(110,818)

(i)	Non-recurring charge for customer contract obligations.
(ii)	Non-recurring costs associated with the Merger and restructuring initiatives undertaken as a result of the Merger.
(iii)	Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 Highlights

On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership of New Colt, a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Our 2013 net sales of $277.9 million increased $64.5 million, or 30%, compared to our 2012 net sales of $213.4 million.  Our adjusted EBITDA from continuing operations (“Adjusted EBITDA”) of $56.7 million increased $29.6 million, or 109%, compared to our 2012 Adjusted EBITDA of $27.1 million. Our net income increased $32.8 million to $25.7 million in 2013 from a net loss of $7.1 million in 2012.  In 2013, the Company’s growth in sales, Adjusted EBITDA and net income was impacted by the acquisition of New Colt.  The New Colt acquisition provided $29.1 million of incremental sales, $4.8 million of incremental Adjusted EBITDA and $1.7 million of net loss to 2013. Without the impact of the New Colt acquisition, our 2013 net sales would have been $248.8 million which represents an increase of $35.4 million, or 17%, compared to our 2012 net sales of $213.4 million.   The primary driver of the $35.4 million in organic growth and also the primary drivers of Adjusted EBITDA and net income growth was a $20.2 million or 23.1% increase in commercial and law enforcement rifle sales and an $11.7 million, or 11.5% increase in international sales primarily related to an increase in international carbine sales of $23.6 million or 43.6% driven by sales to one international customer offset by a $12.5 million or $26.3% decline in international spare sales.  In addition, there was a $3.5 million or 15.6% increase in USG sales primarily related to sales of USG spares and M-4’s offset by a decline in USG machine gun sales.

During 2013, we continued to see sales growth due to spending trends of U.S., Canadian and other foreign militaries as well as continued growth in the U.S. commercial firearms market.  For additional information and a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations, see “Note 14 Segment Information” in Item 8 of this Form 10-K.

Business Overview

Colt is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, law enforcement, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

From its inception, Colt has distinguished itself by translating innovative military weapons into the most desired law enforcement, personal protection and recreational firearms. From the Model P “Peacemaker” revolver to the 1911 automatic pistol, the M16 rifle and the M4 carbine, “Colt” means iconic firearms that first establish worldwide military standards and then become the guns every law enforcement officer and serious recreational shooter wants to own.  That Colt tradition continues to this day.  The Colt-designed M16 rifle and M4 carbine have served as the principal battle rifles of the U.S. Armed Forces for the last 50 years and are currently in military and law enforcement service in more than 80 countries around the world.  These Colt rifles created the consumer “MSR” market in the United States.  The Colt Close Quarter Battle Pistol, a 1911 derivative, was selected for acquisition by the U.S. Marine Corps in 2012, just following the 100th anniversary of the first government contract for the 1911 pistol, and is now a highly sought after handgun by commercial gun owners.

The “Colt” name and trademarks stand for quality, reliability, accuracy and the assurance of customer satisfaction.  Our brand and global footprint position us for long-term growth in a world market that offers continued opportunities in all of our sales channels: military, law enforcement and commercial.

The Company operates from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Industry Overview

Colt competes in the global firearms market.  Our end customers encompass every segment of the firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

Government funding for our military products is primarily linked to the spending trends of U.S., Canadian and other foreign military forces and national and border security agencies.  U.S. federal budget constraints and the wind-down of military operations in Iraq and Afghanistan have reduced related U.S. defense spending from recent historical levels.  Not unlike U.S. defense spending, law enforcement agencies at all levels of government (federal, state and municipal) are also experiencing budgetary pressures.  Austerity measures are expected to pressure the European defense market spending. International markets outside of Europe appear to be less impacted by budget constraints.

The U.S. commercial firearms market experienced significant growth through 2013 fueled by a growing array of products, a broadening user base and an industry concern regarding potential regulatory change.  As a result of our continued emphasis on the law enforcement and commercial (“LE/Commercial”) markets, Colt has experienced both sales and market share growth over this time frame, most significantly in the commercial MSR market.  Our recent acquisition of New Colt provides us with a broad handgun product offering, which we view as a potential significant driver of future growth for our business.

Company Outlook, Trends and Uncertainties

We believe the competitive and evolving nature of the firearms industry provides both challenges to, and opportunities for, the continued growth of our business. Our outlook is driven by international, U.S. commercial and military demand for rifles, carbines and handguns, with a relatively small, but stable, base of U.S. Government business. Rifle and carbine production rates for the international and commercial markets through 2013 approximated our historical peak production levels of the M4 for the U.S. Army. However, both of these markets have inherent risk factors.

The U.S. commercial market for MSRs, and our share of the MSR market, continued to grow through 2013 and the sales of MSRs is now a significant part of our overall business.  There are signs that the MSR market peaked for the near term in 2013.  International business tends to have attractive margins, but opportunities are slow to develop and the timing is difficult to predict.  The U.S. Government awarded a five-year procurement contract for the M4 carbine to a competitor in 2013 and procurement of the M4 carbine and spare parts will be on a competitive basis in the future.  In addition, we expect that budget pressures could limit U.S. Government demand for our products.  Efforts to determine if a new carbine can offer significant improvement over the M4 continue within the U.S. Army, but we expect that budgetary factors will be the dominant influence on U.S. purchases of any carbine.

Consumer reaction to perceived risks of gun control regulations, international sales volumes and timing, the U.S. Government’s purchasing decisions and the pace at which we increase handgun production and the introduction of new products will influence our revenues and cash flows. As a result of the competitive and evolving nature of this industry, our revenue growth, profitability and backlog have been or may be negatively impacted, or we may be impacted in multiple ways, including, but not limited to, the following:

•                       if we lose one or more of our top customers, or if one or more of these customers significantly decreases orders for our products;

•                       if we are not able to continue to successfully compete for international sales;

•                       if commercial demand, which tends to be volatile, ebbs, or if new federal and state laws and regulations are enacted that limit our ability to continue selling our products we could experience a significant decline in commercial product orders and sales;

•                       general economic and political conditions in the foreign markets where we currently, or may seek to do business, may impact our international sales, as such conditions may cause customers to delay placing orders or to deploy capital to other governmental priorities; and

•                       we may not be able to identify businesses that we can acquire on acceptable terms; we may not be able to obtain necessary financing or may face risks due to indebtedness; and our acquisition strategy may incur significant costs or expose us to numerous risks inherent in the acquired business’s operations.

Other factors, including those that may impact our prospective industry trends and uncertainties, are described in “Risk Factors” in Item 1A of this Form 10-K.

Backlog

Any of the foregoing may negatively impact our backlog, which we view as a key indicator of our future performance.  Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased from $165.9 million at December 31, 2012 to $206.9 million at December 31, 2013, a 25% increase. Incremental backlog due to the acquisition of New Colt was $35.1 million. For purposes of calculating our backlog on commercial orders, we only include orders that are scheduled to ship in the next six months. Orders received that have not yet shipped could be reduced or cancelled, particularly if demand were to suddenly decrease.

Sales

A significant portion of our sales are derived from a limited number of customers. Our top ten customers represented approximately 75% of our net sales for the year ended December 31, 2013.  For the year ending December 31, 2014, we expect to continue to derive a significant portion of our business from sales to a relatively small number of customers.  If we were to lose one or more of our top customers, or if one or more of these customers significantly decreased orders for our products and we were not able to replace these sales, our business would be materially and adversely affected.

Our net sales to the U.S. Government, which includes foreign military sales through the U.S. Government, on a percentage basis, has decreased to 9% of net sales in 2013 from 11% of net sales in 2012 and 31% of net sales in 2011.  Conversely, with the acquisition of New Colt, and our expansion of sales into foreign markets, we have experienced strong growth in commercial and international sales.

Employee Union Matters

In 2012, we negotiated a two-year collective bargaining agreement with the Union that represents our West Hartford workforce. This agreement, which expires on March 31, 2014, applies to approximately 72% of our U.S. workforce.  Failure to reach agreement with the Union on the terms of a new collective bargaining agreement upon the expiration of the current agreement could lead to a strike or lockout or other adverse action by the Union, which would adversely affect our operations.  For additional information on how the collective bargaining agreement impacts pension, savings and postretirement benefits, see “Note 9 Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K.

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

These contracts with the U.S. Government are not subject to price adjustment for subsequent changes in our cost of materials, labor or overhead.  Contracts with the U.S. Government for machine guns and spare parts are subject to firm fixed pricing.  Sales of law enforcement and commercial model rifles, handguns and other products are based on purchase orders.

The majority of our contracts with the Canadian Government are sole source contracts because of our Canadian operation’s status as Canada’s strategic source of small arms.  We provide full cost backup to the Canadian Government using negotiated labor and overhead rates to support our pricing.  In developing our contract estimates, we consider our current manufacturing costs (consisting primarily of material, labor and overhead), plus, as applicable, our estimates of future cost increases over the life of the contract.  These contracts are not subject to price adjustment for subsequent changes in our costs.  However, they may be subject to re-pricing resulting from changes in negotiated labor and overhead rates.  Contracts won competitively with the Canadian Government are firm fixed and are not subject to adjustment.  All contracts contain discretionary audit clauses, which allow the Canadian Government to recover monies where extraordinary profits have been realized.  Canadian sales of law enforcement model rifles are based on contracts that are competitively bid using firm, fixed prices, which are not subject to adjustment.  Contracts received through the Canadian Commercial Corporation are subject to discretionary audit.  We review the revenue recognition on all of these contracts on a quarterly basis and if necessary provide reserves against our contracts; however, we have not incurred any such contract losses for any period presented.

Goodwill and Intangible Assets Valuation

At December 31, 2013, we had goodwill of $51.2 million, an indefinite-lived asset of $50.1 million for the Colt brand and related trademarks, and other intangible assets of $13.4 million, which are amortized over 3-30 year lives.  We test goodwill and indefinite-lived intangible assets for impairments annually as of the beginning of our fourth fiscal quarter, or immediately if conditions indicate that goodwill, an indefinite-lived intangible asset or other intangible asset impairment could exist.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of the reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

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

Subsequent to December 2013, the Company has seen a decrease in the demand for commercial rifles when compared to 2013 levels. In addition, since December 2012 there has been a sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation introduced in the U.S. Congress would ban or restrict the sale of substantially all of our rifles, in their current configurations, into the commercial market throughout the United States.  Similar legislation has been enacted in several states.  We considered these adverse changes in our business climate to be triggering events as of December 31, 2013 and 2012. Therefore, in addition to our annual goodwill impairment testing, we also performed a sensitivity analysis to determine the impact that a material decrease in Commercial and Law Enforcement rifle sales would have on its valuation. As of December 31, 2013 and December 31, 2012, the fair value of its reporting units was in excess of carrying value for all scenarios that were tested.

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

Our major assumptions vary by plan and the weighted-average rates used.  Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years.  For fiscal 2014, changes in the weighted-average rates for the pension benefit plans would have the following impact on our net periodic benefit cost:

•                       A decrease of 25 basis points in the long-term rate of return on assets would increase our net 2014 pension benefit cost by approximately $0.1 million; and

•                       A decrease of 25 basis points in the liability discount rate would have an immaterial impact on our 2014 pension net benefit cost.

For fiscal 2014, a one percentage point increase on the assumed health care cost trend rate would increase our net postretirement benefit cost by $0.1 million and increase the accumulated benefit obligation by $1.7 million.  For fiscal 2014, a one percentage point decrease in the assumed health care cost trend rate would decrease our net postretirement benefit cost by $0.1 million and decrease the accumulated benefit obligation by $1.7 million.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for us beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on our operating results or our financial condition.

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

•                       Adjusted EBITDA; and

•                       Adjusted EBITDA as a percentage of net sales (“Adjusted EBITDA margin”).

For the years ended December 31, 2013, 2012 and 2011, these key performance measures were ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales	$277,948	$213,354	$208,816
Net sales growth	30.3%	2.2%	18.8%
Gross profit as a percentage of net sales	27.6%	23.8%	31.1%
Operating income as a percentage of net sales	19.6%	8.7%	15.6%
Adjusted EBITDA (a)	$56,681	$27,058	$38,865
Adjusted EBITDA margin	20.4%	12.7%	18.6%

(a)         Adjusted EBITDA is used by management as the primary measure of the operating performance of our business.  Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization of intangible assets, Sciens fees and expenses, and other income or expenses.  For additional information on our operating segments and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Note 14 Segment Information” in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Year Ended December 31,
	2013	%	2012	%	2011	%
Statement of Operations Data:
Net sales	$277,948	100.0%	$213,354	100.0%	$208,816	100.0%
Contract obligation expense	7,513	2.7	—	—	—	—
Cost of sales	193,728	69.7	162,622	76.2	143,851	68.9
Gross profit	76,707	27.6	50,732	23.8	64,965	31.1

Selling and commissions	14,143	5.1	13,117	6.2	13,780	6.6
Research and development	6,127	2.2	4,747	2.2	5,578	2.6
General and administrative	15,297	5.5	14,285	6.7	13,098	6.3
Certain transaction and restructuring costs	1,929	0.7	—	—	—	—
Gain on effective settlement of contract	(15,264)	(5.5)	—	—	—	—
Total operating expenses	22,232	8.0	32,149	15.1	32,456	15.5
Operating income	54,475	19.6	18,583	8.7	32,509	15.6

Other expense (income):
Interest expense	27,687	9.9	24,579	11.5	24,010	11.5
Debt prepayment expense	—	—	—	—	295	0.2
Other (income) expenses, net	(641)	(0.2)	(691)	(0.3)	45	0.0
	27,046	9.7	23,888	11.2	24,350	11.7
Income (loss) before provision for income taxes	27,429	9.9	(5,305)	(2.5)	8,159	3.9
Income tax expense	1,695	0.6	1,750	0.8	3,171	1.5

Net income (loss)	$25,734	9.3%	$(7,055)	(3.3)%	$4,988	2.4%

Year Ended December 31, 2013 Compared to the year Ended December 31, 2012

Net Sales

The following table shows net sales for the year ended December 31, 2013 and December 31, 2012 by product category ($ in thousands):

	Year Ended December 31,
	2013	2012	% Change
Long guns	$201,454	$159,528	26%
Handguns	30,052	1,260	2,285%
Spares and other	46,442	52,566	(12)%
Total	$277,948	$213,354	30%

Net sales for the year ended December 31, 2013 were $277.9 million compared to $213.4 million for the year ended December 31, 2012.  The increase of $64.5 million, or 30%, was partly due to the acquisition of New Colt.  After intercompany sales eliminations, the New Colt acquisition provided $29.1 million of incremental sales.  Without the impact of the New Colt acquisition, our 2013 net sales would have been $248.8 million which represents an increase of $35.4 million, or 17%, compared to our 2012 net sales of $213.4 million.  The primary drivers of the $35.4 million in organic growth was a $20.2 million or 23.1% increase in commercial and law enforcement rifle sales, a $23.6 million or 43.6% increase in international rifle sales driven by rifle sales to one international customer, a $3.5 million or 107.7% increase in USG spares offset by a $12.5 million decrease in international spares.

We continue to see sales growth due to spending trends of U.S., Canadian and other foreign militaries as well as continued growth opportunities for us in the U.S. commercial firearms market.

While we have historically sold rifles to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. These orders also tend to be large in size. As a result, these sales tend to fluctuate significantly from year to year.  Handgun sales are driven by our production capacity and, for the near term, increases in our handgun sales will depend primarily on our ability to increase handgun production.

Cost of Sales/Gross Margin

Cost of sales was $201.2 million for the year ended December 31, 2013 compared to $162.6 million for the year ended December 31, 2012.  The increase of $38.6 million, or 23.7%, was primarily driven by the acquisition of New Colt.  Without the impact of the New Colt acquisition, cost of sales for 2013 would have been $172.0 million for 2013 compared to $162.6 million in 2012.  The increase of $9.4 million, or 5.7%, was primarily the result of increased production consistent with our increased sales for 2013.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin increased to 27.6% in 2013 from 23.8% in 2012.  The increase in gross margin was primarily due to increased international sales, which have higher gross margins than domestic sales, partially offset by a $7.5 million charge for a customer contract obligation see Note 13, “Commitments and Contingencies”.  Additionally, New Colt incurred non-recurring costs associated with the Merger, including a temporary plant closure for physical inventory and the amortization of fair-value step-up of their inventory as a result of purchase accounting during the third quarter of 2013. Excluding New Colt, with cost of sales of $21.8 million, gross margin for 2013 would have been 27.9%.

Selling and Commissions Expense

Selling and commission expense was $14.1 million for the year ended December 31, 2013 compared to $13.1 million in 2012.  The increase of $1.0 million, or 7.8%, was primarily driven by the acquisition of New Colt.  Incremental operations of New Colt contributed $1.2 million of sales and commission expense, which was partially offset by $0.2 million of savings in the portion of the business not attributable to New Colt.

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials.  In addition, we pay commissions to independent foreign sales representatives on certain direct foreign military and law enforcement sales and to domestic sales representatives on most Commercial/LE rifle sales, which generally are a percentage of the selling price.

Research and Development Expense

Research and development expense for the year ended December 31, 2013 was $6.1 million compared to $4.7 million for the year ended December 31, 2012.  The increase of $1.4 million, or 29.1%, was primarily due to the increase in research and development activities involving next generation product technologies.  In addition, the acquisition of New Colt contributed to the increase to a lesser extent.  Research and development expenses consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 was $15.3 million compared to $14.3 million for the year ended December 31, 2012.  The increase of $1.0 million, or 7.1%, was primarily due to the acquisition of New Colt.  New Colt contributed $1.6 million to general and administrative expenses for the year ended December 31, 2013.  Without the impact of the New Colt acquisition, general and administrative expenses for 2013 would have been $13.7 million compared to $14.3 million for 2012.  The decrease of $0.6 million, or 4.1%, was information technology costs as a result of a non-recurring cost incurred in 2012, partially offset by increased professional fees.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not increase proportionately with changes in sales.

Certain Transaction Costs

For the year ended December 31, 2013, we recorded $1.1 million of expense related to our acquisition of New Colt on July 12, 2013. This was primarily for legal fees related to the Merger. For additional information about this transaction, see “Note 3 Acquisition” in this Form 10-K.

Restructuring Costs

For the year ended December 31, 2013, we recorded $0.8 million of expense related to restructuring actions that were initiated and completed during the third quarter as result of our acquisition of New Colt on July 12, 2013. For additional information about this transaction, see “Note 4 Restructuring Costs” in this Form 10-K.

Gain on the Effective Settlement of Contract

Immediately prior to the Merger, we recorded the effective settlement of a pre-existing relationship with New Colt related to our license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, we recorded a gain of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056. A third-party valuation firm assisted management’s calculation of the gain by comparing the value of the royalty rate in the license to the current market rate for such a license.

Interest Expense

Interest expense for the year ended December 31, 2013 was $27.7 million, compared to $24.6 million for the year ended December 31, 2012.  The increase of $3.1 million, or 12.6%, was primarily due to $3.3 million of incremental interest expense related to the Term Loan, which partially funded the acquisition of New Colt.  For additional information about the Credit Agreement, see “Liquidity and Capital Resources.”

Income Taxes

Colt Defense is a limited liability company, treated as a partnership for U.S. federal and state income tax reporting purposes and is not subject to U.S. federal or state income taxes.  Consequently, all taxable income (loss) of Colt Defense is reported to its members for inclusion in their respective income tax returns.

Colt Defense and Colt Technical Services LLC, a wholly owned subsidiary, collectively own 100% of Colt International Coöperatief U.A., an entity formed under the laws of The Netherlands. Colt International Coöperatief owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes. Colt Canada declared and paid dividends to Colt International Coöperatief in 2013. Under the terms of the treaty between Canada and The Netherlands, Colt Canada was required to withhold taxes on the dividends at a rate of 5%.

As a result of the Merger, effective July 12, 2013, Colt Defense owns 100% of New Colt Holding Corp., a C corporation organized under the laws of Delaware. New Colt is taxed as a corporation for U.S. federal and state income tax purposes.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales

The following table shows net sales for the year ended December 31, 2012 and December 31, 2011 by product category ($ in thousands):

	Year Ended December 31,
	2012	2011	% Change
Long guns	$159,528	$125,141	27%
Handguns	1,260	—	100%
Spares and other	52,566	83,675	(37)%
Total	$213,354	$208,816	2%

Net sales for the year ended December 31, 2012 were $213.4 million compared to $208.8 million for the year ended December 31 2011.  The increase of $4.6 million, or 2.2%, was primarily from increased long gun sales partially offset by a decline in spares and other.  In fiscal 2012, long gun sales increased by $34.1 million compared to 2011. The growth came from Commercial/LE and international markets where sales grew $64.6 million and $2.5 million, respectively. These increases were partially offset by a $30.2 million decline in sales to the U.S. Government from the comparable period in 2011, as the U.S. Government continued to evaluate its carbine procurement strategy.

Spares and other sales decreased $31.1 million from $83.7 million in 2011 to $52.6 million in 2012. Spares sales to the U.S. Government declined $9.8 million in 2012, mainly because our IDIQ contract for the M249 spare barrel was completed. In addition, international spares sales were $20.7 million lower in 2012. In 2011, we had a $19.5 million spares sale to a single customer that did not repeat in 2012.  While we have historically sold firearms to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. These orders also tend to be large in size. As a result, these sales tend to fluctuate significantly from year to year.

Cost of Sales/Gross Margin

Cost of sales was $162.6 million for the year ended December 31, 2012 compared to $143.9 million for the year ended December 31, 2011.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin decreased from 31.1% in 2011 to 23.8% in 2012.  The decline in gross margin was mainly due to a mix shift that resulted from the strong growth in Commercial/LE sales with lower gross margins as well as the unfavorable margin impact of new model and product offerings, which tend to carry lower margins in their early stages of introduction. In addition, cost of sales for 2012 includes a $1.3 million expense related to the curtailment of our bargaining unit pension plan.

Selling and Commissions Expense

Selling and commission expense was $13.1 million for the year ended December 31, 2012 compared to $13.8 million for the year ended December 31, 2011.  The decrease of $0.7 million, or 4.8%, was primarily due to lower commission expense partially offset by an increase in selling expense.  Commission expense was $2.1 million lower in 2012 compared to 2011 due to a change in customer mix. Lower commission expense was partially offset by a $1.4 million increase in selling expense, primarily due to higher professional fees, compensation and travel expenses to support sales efforts in the international and Commercial/LE markets.

Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials.  In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic sales representatives on most Commercial/LE sales, which generally are a percentage of the selling price.

Research and Development Expense

Research and development expense was $4.7 million for the year ended December 31, 2012 compared to $5.6 million for the year ended December 31, 2011.  Research and development expenses consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products.  In 2012, our research and development expense decreased by $0.8 million to $4.7 million. The higher expenses in 2011 were mainly associated with a project that was being developed for NATO trials in early 2012.

General and Administrative Expense

General and administrative expense was $14.3 million for the year ended December 31, 2012 compared to $13.1 million for the year ended December 31, 2011.  The increase of $1.2 million, or 9.1%, was primarily related to a $0.6 million expense to settle a legal dispute.  In addition, legal expenses increased $0.7 million in 2012 for matters including our protest of the U.S. Army’s M4 contract award to another vendor, the negotiation of a new labor union contract and legal expenses related to a dispute. These increases were partially offset by lower consulting fees in 2012. General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not increase proportionately with changes in sales.

Interest Expense

Interest expense was $24.6 million for the year ended December 31, 2012 compared to $24.0 million for the year ended December 31, 2011.  The increase of $0.6 million, or 2.4%, was primarily due to $0.3 million of interest expense related to a Connecticut tax audit settlement.  In addition, we had higher amortization of deferred financing fees and unused line fees associated with the Credit Agreement. For additional information about the Credit Agreement, see “Liquidity and Capital Resources.”

Debt Prepayment Expense

Debt prepayment expense for the year ended December 31, 2012 was $0.0 compared to $0.3 million for the year ended December 31, 2011.  During 2011, we incurred $0.3 million of debt prepayment expense to terminate a $10.0 million revolving line of credit when we entered into the Credit Agreement.

Other (Income) Expense, net

Other (income) expense, net for the year ended December 31, 2012 was $0.7 million of income compared to $0.0 million of expense for the year ended December 31, 2011.  The increase in income of $0.7 million was primarily due to higher service income from Colt’s Manufacturing resulting from a new contract that was effective July 1, 2012.

Income Taxes

Income tax expense for the year ended December 31, 2012 was $1.8 million compared to $3.2 million for the year ended December 31, 2011.  The decrease of $1.4 million, or 44.8%, was primarily due to lower non-U.S. income.  Colt Defense is a limited liability company and is treated as a partnership for U.S. federal and state income tax purposes; therefore, it is not subject to U.S. federal or state income taxes. Our taxable income (loss) is reported to our members for inclusion in their respective tax returns. The income tax that we incurred results from Canadian federal and provincial income taxes as well as withholding tax required on the royalty and interest income received from our Canadian subsidiary.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow. In order to support the growth in our working capital requirements related to our expanding business, on September 29, 2011, we entered into a Credit Agreement with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all our assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in our intellectual property. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 10 — Colt Defense LLC Accumulated Deficit” in Item 8 of this Form 10-K.

On June 19, 2013, we entered into Amendment No. 3 to the Credit Agreement, which permitted the formation of Colt International Coöperatief U.A. (“Dutch Holdings”) and the contribution of all the issued and outstanding equity interests issued by Colt Canada Corporation (“Colt Canada”) to Dutch Holdings so that Colt Canada will be a wholly owned subsidiary of Dutch Holdings, and to permit Dutch Holdings to become a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on June 25, 2013.

On July 12, 2013, we entered into Amendment No. 4 to the Credit Agreement, whereby Colt’s Manufacturing became a borrower and New Colt became a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on July 15, 2013.

Certain covenants in the Credit Agreement would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement.  Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement contains customary events of default. As of December 31, 2013, we were in compliance with all covenants and restrictions under the credit agreement. We anticipate we will remain in compliance with our financial covenants through 2014.

As of December 31, 2013, there were $7.1 million in advances and $3.5 million of letters of credit outstanding under the Credit Agreement

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

The Senior Notes do not have any financial condition covenants which require us to maintain compliance with any financial ratios or measurements on a periodic basis.  The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates.  In addition, the Indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months. The Indenture does not restrict our ability to pay dividends or provide loans to the Parent or the net assets of our subsidiaries, inclusive of the co-issuer, Colt Finance Corp. Additionally, the Senior Notes contain certain cross default provisions with other indebtedness, if such indebtedness in default aggregates to $20.0 million or more.

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

On July 12, 2013, in connection with the Merger, we entered into the Term Loan, which matures on November 15, 2016. The Term Loan bears interest at a variable rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, our obligations are secured by a first priority security interest in our intellectual property and a second priority security interest in substantially all other assets.  The Term Loan was issued at a discount of $2.3 million from its principal value of $50.0 million. We also incurred $2.0 million in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows ($ in thousands):

Amount

2014	$5,000
2015	7,500
2016	36,250
Total	$48,750

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a maximum secured leverage ratio, each as defined by the Term Loan agreement. In addition, we cannot exceed specified levels of capital expenditures. All financial covenants are calculated on a rolling 4-quarter basis based on financial results for the current and three preceding fiscal quarters. We were in compliance with our debt covenants as of December 31, 2013 and we monitor our future compliance based on current and anticipated financial results.  The Term Loan agreement also contains non-financial covenants that limit our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 10 to 30 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables tend to experience a longer collection cycle. Commercial/LE receivables are generally collected within 10-30 days as distributors take advantage of payment terms. To date, we have not experienced any significant receivable losses.

Our renewed emphasis on the international and Commercial/LE markets and the introduction of new product sales to the U.S. Government have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support an expanded product line across all of our sales channels.

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

At December 31, 2013, we had cash and cash equivalents totaling $12.6 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2013, 2012 and 2011 ($ in millions):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in) operating activities	$3.0	$12.4	$(0.7)
Cash (used in) investing activities	(67.8)	(3.9)	(7.0)
Cash provided by (used in) financing activities	35.7	(4.5)	(15.8)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for 2013 was $3.0 million, compared to $12.4 million for 2012, a $9.4 million decrease.  We had net income of $25.7 million for 2013 which included a $15.3 million non-cash gain on effective settlement of contract and a $7.5 million contract obligation expense.  When adjusting net income to exclude these non-recurring items, net income was $17.9 million for 2013 compared to a loss of $7.1 million for 2012, a $25.0 million increase.  The favorable increase in net income was offset by a $19.1 million use of cash resulting from increased inventory levels to support growth in commercial and international rifle sales and to support U.S. government contracts partially offset by $3.2 million of cash resulting from a decrease in our days sales outstanding related to accounts receivable.

Net cash provided by operating activities for 2012 was $12.4 million, compared to $0.7 million used in operating activities in 2011.  While we had a net loss in 2012, it was more than offset by changes in our operating assets and liabilities, which provided $10.4 million of cash in 2012, but used $12.9 million in 2011.

During 2012, changes in operating assets and liabilities provided $10.4 million of cash. Accounts receivable provided $8.1 million as we collected on a $16.1 million international receivable that was outstanding at the end of 2011, which was partially offset by increased sales in the latter part of the fourth quarter of 2012. A $4.2 million increase in inventory related to higher production levels and an expanded product offering was more than offset by a related $5.2 million increase in accounts payable and accrued expenses. Customer deposits and deferred revenue increased $2.0 million as we collected more deposits from international customers. These sources of cash were partially offset by a $1.0 increase in prepaid expenses and other assets mainly due to a Canadian income tax receivable.

Net cash used in operating activities for 2011 was $0.7 million. During 2011, the changes in our operating assets and liabilities were a $12.9 million net use of cash. The changes were driven by not only our overall sales growth, but also a change in our sales mix as international and Commercial/LE sales grew and U.S. Government sales declined.  Accounts receivable increased by $15.8 million primarily due to $16.1 million of accounts receivable with an international customer related to fourth quarter shipments. Inventory, which was a $4.8 million use of cash in 2011, mainly grew to support the initial shipments of the M240B machine gun to the U.S. Government and an anticipated large international shipment in 2012. These uses of cash were partially offset by growth-driven increases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $67.8 million during the year ended December 31, 2013 compared to $3.9 million in 2012 and $7.0 million in 2011. We used $59.5 million, net of cash acquired to fund the acquisition of New Colt. Capital expenditures for the year ended December 31, 2013 were $8.6 million compared to $4.4 million for the year ended December 31, 2012. In the year ended December 31, 2011, capital expenditures were $5.6 million. In each year, capital expenditures were primarily for new product production and capacity expansion. In addition, in 2011 we invested $0.5 million in the expansion of our Canadian facility.

In 2013, we had a $0.2 million favorable change in restricted cash. In 2012 we experienced a $0.5 million favorable change in restricted cash as an older cash-collateralized letter of credit expired and new letters of credit were placed under the Credit Agreement without cash collateral. Conversely, in 2011 we used $1.4 million of cash to fund an increase in restricted cash used to secure our outstanding letters of credit.

Cash Flows Used in Financing Activities

Net cash provided by financing activities in 2013 was $35.7 million as compared to $4.5 million of cash used in financing activities in 2012. In 2013, the Term Loan, net of debt discount, was a $47.7 million source of cash. The Term Loan proceeds were combined with the $5.0 million from the issuance and sale of Colt Defense common units to partially fund the acquisition of New Colt. Net advances under the Credit Agreement were $7.1 million in 2013 and were used to fund working capital needs. The sources of funds were partially offset by a $14.0 million use of cash to repurchase all of our common units previously held by the Blackstone Funds. In addition, we paid $2.1 million of debt issuance costs related to the Term Loan.

Other financing activities included $6.4 million and $3.3 million to fund tax distributions to our members in the years 2013 and 2012, respectively. Payments on capital leases were $0.4 million in 2013, a decrease from the $1.1 million in 2012 as capital leases were paid off prior to the Merger.

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

Contractual Obligations and Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table identifies material obligations and commitments as of December 31, 2013 ($ in millions):

		Payments Due by Period
	Total	Less than 1 Year	13-36 Months	37-60 Months	More than 5 Years
Long-term debt principal payments(a)	$298.8	$5.0	$43.8	$250.0	$—
Interest payments	97.9	27.2	51.9	18.8	—
Operating leases	3.0	1.3	1.0	0.2	0.5
Payments to pension trust(b)	11.7	1.8	3.0	3.5	3.4
Postretirement healthcare payments(b)	13.1	1.1	2.4	2.6	7.0
Purchase obligations(c)	0.9	0.9	—	—	—
Total contractual obligations	$425.4	$37.3	$102.1	$275.1	$10.9

(a)                                 Includes $250 million of Senior Notes which were issued at a discount of $3.5 million and $48.8 of the Term Loan which was issued at a discount of $2.3 million.

(b)                                 Payments to the pension trust and post retirement plans are required pursuant to our plans and are based on our current actuarial estimates.

(c)                                  We had unconditional purchase obligations related to capital expenditures.

Offset Purchase Commitments

We are party to certain industrial cooperation agreements, which stipulate our commitments to provide offsetting business to certain countries that have purchased our products. We generally settle our offset purchase commitments under industrial cooperation agreements through offsetting business and/or cooperating with other contractors on their spending during the related period. Additionally, we identify future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, we accrue the estimated cost to settle the offset purchase commitment.

Our remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2013 and 2012, our remaining gross offset purchase commitments totaled $64.1 million and $68.2 million, respectively. We have evaluated our settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine our net offset purchase commitment.  We have accrued $1.6 million and $1.8 million as of December 31, 2013 and 2012, respectively, based on our estimated cost of settling the remaining net offset purchase commitment.

Performance Guarantees

In the normal course of our business we may be asked to provide performance guarantees to certain international customers in relation to our contracts. In those instances, we typically issue a bank guaranty, drawn on a foreign bank that is supported by a standby letter of credit issued by us. As of December 31, 2013, we had $4.7 million in outstanding letters of credit, of which $1.2 million were fully collateralized by cash.

Pension Plans and Postretirement Health Care Obligations

At December 31, 2013, we had four domestic defined benefit plans that covered a significant portion of our salaried and hourly paid employees. In January 2014, we combined the two hourly plans into one plan and combined the two salaried plans into one plan.

Effective December 31, 2012, the pension benefits under the two hourly defined benefit plans were frozen. The benefits under the two salaried defined benefit plans have been frozen since December 31, 2008.  Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits will accrue after the effective date of the freeze.

We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate and expected long-term rate of return on assets.  Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans.  Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. In addition, management also consults with independent actuaries in determining these assumptions.  The excess of the projected benefit obligations over assets of the plans was $1.7 million at December 31, 2013 and $6.8 million at December 31, 2012.  We anticipate we will make a contribution of approximately $1.8 million to our pension plans in 2014.

At December 31, 2013, we had two postretirement health plans for our domestic union employees. The postretirement health plans are unfunded.   Colt derives postretirement benefit expense from an actuarial calculation based on the provisions of the plans and a number of assumptions provided by us including information about employee demographics, retirement age, turnover, mortality, discount rate, amount and timing of claims, and a health care inflation trend rate. In connection with our collective bargaining agreement, we have capped certain retirees to approximately $250 (not in thousands) per employee per month.  The unfunded post-retirement health care benefit obligation was $21.1 million at December 31, 2013 and $14.1 million at December 31, 2012.

401(k) Plan

At December 31, 2013, we had two domestic contributory savings plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. In January 2014, the Company combined the two plans.  The merged plan was renamed the Colt Retirement Savings Plan (the “401(k) Plan”).

The 401(k) Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2012, employees represented by the collective bargaining agreement who were hired after April 1, 2012 were eligible for the employer match for up to 3% of their salaries, subject to eligibility rules. Effective January 1, 2013, all employees represented by the collective bargaining agreement were eligible for the employer match for up to 3% of their salaries.  For all other employees, Colt matches 50% of their elective deferrals up to the first 6% of eligible deferred compensation. The employer match expense in 2013 was $0.8 million and was $0.3 million in 2012.

In addition, we have a defined contribution pension plan (“Canadian Plan”) for our employees in Canada, whereby the employees must make a minimum of 1% contribution but can contribute up to 2.5% of their gross earnings.  The Canadian Plan requires employer matching.  There is a 700 hours worked eligibility requirement.  There is no vesting period.  In Canada, we also have a profit sharing plan, which provides for a contribution calculated at up to 7% of the net adjusted operating earnings, minus the employer contributions to the Canadian Plan.  The funds are distributed proportionately based on annual remuneration.  We incurred expenses related to these plans of $0.4 million in 2013 and $0.6 million in 2012.

Transactions with Related Parties

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, Colt Defense pays Sciens Management an aggregate annual retainer of $0.4 million. In July 2013, Colt Defense entered into a consulting services agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens Institutional”), an affiliate of Sciens Management.  Affiliates of Sciens Institutional beneficially own a substantial portion of Colt Defense’s limited liability interests and its managing member is a member of Colt Defense’s Governing Board. Under the terms of the Consulting Agreement, Sciens Institutional provides consulting services to Colt Defense for an aggregate annual fee of $0.7 million payable quarterly in advance.

The cost for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were $0.7 million, $0.4 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and they are recorded within general and administrative expenses in the Consolidated Statements of Operations.

In July 2013, Colt’s Manufacturing entered into a services agreement (“Archives Agreement”) with Colt Archive Properties LLC (“Archives Properties”), one of the owners of which is a member of Colt Defense’s Governing Board and affiliates of which beneficially own a substantial portion of Colt Defense’s limited liability interests. Under the Archives Agreement, Colt’s Manufacturing agrees to provide designated employees to provide services to Archive Properties for an initial annual fee of $0.2 million payable quarterly in arrears. We record revenue related to archive services as net sales and costs associated with providing archive services in cost of sales.

Colt Defense leases its West Hartford facility from NPA Hartford LLC, a related party. For the year ended December 31, 2013, the rent expense under this lease was $0.6 million.

In addition, Colt Security LLC, a wholly owned subsidiary of Colt Defense Employee Plan Holding Corp., provides security guard services to Colt.

Prior to the Merger in 2013 and for the full years of 2012 and 2011, transactions by Colt Defense with New Colt were as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales to New Colt	$44,773	$73,292	$11,746
Purchases from New Colt	1,891	—	—
Administration and service fees charged to New Colt	920	1,098	430

Off-balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Impact of Inflation

Although inflationary increases in certain costs, particularly labor, outsourced parts and raw materials, could potentially have an impact on our operating results, inflation has not significantly impacted our overall operations in the last three years.

Item 7.A                                                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had a foreign currency gain of $0.2 million for 2013, a foreign currency gain of $0.2 million for 2012 and a foreign currency loss of $0.3 million for 2011.  The foreign currency amounts reported in the Consolidated Statements of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposure

Our debt portfolio consists of the fixed rate Senior Notes, the variable rate Term Loan and the variable rate Credit Agreement.  At December 31, 2013 there were $7.1 million outstanding advances under the Credit Agreement and $48.8 million owed on the Term Loan.   Therefore, our exposure to market risk for changes in interest rates relates to both the variable rate advances on the Credit Agreement and the variable Term Loan.  We do not have any derivative financial instruments to hedge this exposure. At December 31, 2013, a hypothetical 100 basis point increase in the variable rate on the Credit Agreement advances and the Term Loan would have increased our interest expense by $0.3 million.

Item 8.                   Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Members and Governing Board of Colt Defense LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in cash flows and of changes in deficit present fairly, in all material respects, the financial position of  Colt Defense LLC and its Subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 20, 2014

Colt Defense LLC and Subsidiaries

 Consolidated Balance Sheets

As Of December 31,

(In thousands of dollars)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,594	$42,373
Restricted cash	771	777
Accounts receivable, net	22,481	22,683
Inventories	66,674	40,561
Deferred tax assets	954	185
Other current assets	5,964	3,231
Total current assets	109,438	109,810

Property and equipment, net	30,733	22,134
Goodwill	51,225	14,947
Trademarks	50,100	—
Intangible assets with finite lives, net	13,415	6,037
Deferred financing costs	7,742	7,642
Long-term restricted cash	572	810
Other assets	1,510	1,588
Total assets	$264,735	$162,968

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$7,083	$6
Accounts payable	14,038	13,055
Accrued expenses	26,291	20,315
Pension and retirement liabilities — current portion	1,085	626
Customer advances and deferred revenue	12,647	10,002
Long-term debt current portion	5,000	—
Accrued distributions to members	670	—
Total current liabilities	66,814	44,004

Long-term debt	289,817	247,567
Pension and retirement liabilities	21,670	20,261
Long- term deferred tax liability	18,715	1,515
Long-term distributions payable to members	2,277	—
Other long-term liabilities	2,230	908
Total long-term liabilities	334,709	270,251
Total liabilities	401,523	314,255
Commitments and contingencies (Notes 7 and 13)
Deficit:
Accumulated deficit	(127,466)	(137,446)
Accumulated other comprehensive loss	(9,322)	(13,841)
Total deficit	(136,788)	(151,287)
Total liabilities and deficit	$264,735	$162,968

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011

Net sales	$277,948	$213,354	$208,816
Contract obligation expense	7,513	—	—
Cost of sales	193,728	162,622	143,851
Gross profit	76,707	50,732	64,965
Operating expenses:
Selling and commissions	14,143	13,117	13,780
Research and development	6,127	4,747	5,578
General and administrative	15,297	14,285	13,098
	35,567	32,149	32,456
Certain transaction costs (Note 3)	1,147	—	—
Restructuring costs (Note 4)	782	—	—
Gain on effective settlement of contract (Note 3)	(15,264)	—	—
Total operating expenses	22,232	32,149	32,456
Operating income	54,475	18,583	32,509

Other (income)/expense:
Interest expense	27,687	24,579	24,010
Debt prepayment expense	—	—	295
Other (income) expense, net	(641)	(691)	45
Total other expenses, net	27,046	23,888	24,350
Income (loss) before provision for income taxes	27,429	(5,305)	8,159
Income tax expense	1,695	1,750	3,171
Net income (loss)	$25,734	$(7,055)	$4,988

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011

Net income (loss)	$25,734	$(7,055)	$4,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,872)	518	(444)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	5,890	(2,322)	(5,765)
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	501	1,093	563
	6,391	(1,229)	(5,202)
Comprehensive income (loss)	$30,253	$(7,766)	$(658)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
Operating Activities
Net income (loss)	$25,734	$(7,055)	$4,988
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,359	5,696	5,476
Amortization of financing fees	2,020	1,653	1,498
Amortization of debt discount	793	381	348
Gain on effective settlement of contract	(15,264)	—	—
Pension curtailment expense	—	1,325	—
Deferred income taxes	29	39	(271)
Loss (gain) on sale/disposals of fixed assets	205	4	(12)
Debt prepayment expense	—	—	295
Amortization of deferred revenue	(127)	(79)	(125)
Common unit compensation expense	27	17	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,222	8,091	(15,761)
Inventories	(19,126)	(4,158)	(4,765)
Prepaid expenses and other current assets	(839)	(984)	405
Accounts payable and accrued expenses	(542)	5,201	8,001
Accrued pension and retirement liabilities	(1,099)	(172)	(622)
Customer advances and deferred income	1,366	2,001	(46)
Other	260	463	(104)
Net cash provided by (used in) operating activities	3,018	12,423	(695)
Investing Activities
Purchases of property and equipment	(8,598)	(4,410)	(5,600)
Proceeds from sale/disposal of property	—	66	12
Business acquisition, net of cash acquired and reinvested merger consideration	(59,488)	—	—
Change in restricted cash	244	464	(1,380)
Net cash used in investing activities	(67,842)	(3,880)	(6,968)
Financing Activities
Debt issuance costs	(2,120)	—	(1,636)
Proceeds from the issuance of long-term debt	47,707	—	—
Repayments of long-term debt	(1,250)	—	—
Line of credit advances	10,083	6	—
Line of credit repayments	(3,006)	—	—
Purchase of common units	(14,000)	—	—
Proceeds from the issuance of common units, net of reinvested consideration proceeds	5,000	—	—
Capital lease obligation payments	(393)	(1,148)	(1,229)
Distributions paid to members	(6,370)	(3,343)	(12,889)
Net cash provided by (used in) financing activities	35,651	(4,485)	(15,754)
Effect of exchange rates on cash and cash equivalents	(606)	79	209
Change in cash and cash equivalents	(29,779)	4,137	(23,208)
Cash and cash equivalents, beginning of period	42,373	38,236	61,444
Cash and cash equivalents, end of period	$12,594	$42,373	$38,236

The accompanying notes are an integral part of these consolidated financial statements

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$24,808	$22,198	$22,075
Cash paid for income taxes	1,466	3,207	2,574
Non-cash consideration for sale of equipment	—	75	—
Accrued purchases of fixed assets	134	516	364
Accrued distributions to members	2,947	—	3,343

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

For the Years Ended December 31,

(In thousands of dollars)

	Member Units	Accumulated Members’ Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2010	132,174	$(133,914)	$(7,484)	$(141,398)

Distributions to members	—	(626)	—	(626)
State of Connecticut members’ withholding		(152)		(152)
Net income	—	4,988	—	4,988
Other comprehensive loss:
Pension and postretirement health liabilities	—	—	(5,202)	(5,202)
Foreign currency translation	—	—	(444)	(444)
Comprehensive loss	—	—	—	(658)
Balance, December 31, 2011	132,174	(129,704)	(13,130)	(142,834)

Common unit compensation expense	—	17	—	17
State of Connecticut members’ withholding		(704)		(704)
Net loss	—	(7,055)	—	(7,055)
Other comprehensive (loss)/income:
Pension and postretirement health liabilities	—	—	(1,229)	(1,229)
Foreign currency translation	—	—	518	518
Comprehensive loss	—	—	—	(7,766)
Balance, December 31, 2012	132,174	(137,446)	(13,841)	(151,287)

Common unit compensation expense	—	27	—	27
Distributions to members	—	(9,317)	—	(9,317)
State of Connecticut members’ withholding		(408)		(408)
Write off of prepaid license	—	(1,056)	—	(1,056)
Repurchase of common units	(31,166)	(14,000)	—	(14,000)
Sale of common units	31,166	9,000	—	9,000
Net income	—	25,734	—	25,734
Other comprehensive (loss)/income:
Pension and postretirement health liabilities	—	—	6,391	6,391
Foreign currency translation	—	—	(1,872)	(1,872)
Comprehensive income	—	—	—	30,253
Balance, December 31, 2013	132,174	$(127,466)	$(9,322)	$(136,788)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands of dollars, except unit and per unit data)

1.   Nature of Business

Colt is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

At December 31, 2013, Colt Defense LLC (a limited liability corporation), owned 100% of  Colt Finance Corp., New Colt Holding Corp. (a C corporation) and Colt Defense Technical Services LLC (“CDTS”).  New Colt Holding Corp. (“New Colt”) owned 100% of Colt’s Manufacturing Company LLC, the commercial operating entity, and Colt Defense LLC and CDTS collectively own 100% of Colt International Cooperatief U.A. (a Dutch cooperatief) which owns 100% of Colt Canada (a Canadian corporation).

Effective as of January 1, 2014, Colt effected a legal entity restructuring whereby Colt Defense and New Colt, see Note 3, “Acquisition”, contributed their assets and operations to Colt’s Manufacturing.  This contribution created a combined operating entity for the Company’s U.S. based operations.

2.  Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements of Colt Defense LLC (“Colt Defense”) and Colt Finance Corp. (collectively, the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The Company’s consolidated financial statements include the accounts of Colt Defense LLC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On July 12, 2013, the Company acquired 100% ownership of New Colt. The results of New Colt have been included in the consolidated financial statements from the Merger Date.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform with the current year presentation. The amounts reclassified relate to cost of training revenue which was reclassified from selling and commission expense to cost of sales and royalty revenue reclassified from other (income) expense, to net sales. Also, amortization of purchased intangibles was reclassified from a separate line item to selling and commission expense.

The cost of training reclassifications were $445 and $373 for the years ended December 31, 2012 and 2011, respectively.  The royalty revenue reclassifications were $26 and $6 for the years ended December 31, 2012 and 2011, respectively. The amortization of purchased intangibles reclassifications were $503 and $541 for the years ended December 31, 2012 and 2011, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include estimates used to determine the fair value of assets acquired and liabilities assumed related to the acquisition of

New Colt (see Note 3, “Acquisition”) and accruals for contract obligation expense (see Note 13, “Commitments and Contingencies”), excess and obsolete inventory, income tax expense, deferred tax asset valuation, medical claims payable, and worker’s compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at December 31, 2013 and 2012 consists of funds deposited to secure standby letters of credit primarily for performance guarantees related to the Company’s international business.

Revenue

The Company recognizes revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. For certain “bill and hold” sales to the U.S. and Canadian governments, such sales and related accounts receivable are recognized upon inspection and acceptance of the firearms, including title transfer, by a government official and after the Company places the accepted firearms in a government approved location at the Company’s premises where they are held waiting shipping instructions. The sales value of such bill and hold sales where the shipments were still located at the Company’s premises at December 31, 2013, 2012 and 2011 were $805, $0, and $6,840, respectively.

The Company accounts for revenues and earnings under two long-term government contracts/programs with interrelated multiple elements (procurement of parts, manufacturing and refurbishment services) using concepts of proportionate performance. These contracts effect reported results for all periods presented. The Company estimates the total profit on each contract as the difference between the total estimated revenue and total estimated cost of the contract and recognize that profit over the remaining life of the contract using an output measure (the ratio of rifles completed to the total number of rifles to be refurbished under the contract). The Company computes an earnings rate for each contract, including general and administrative expense, to determine operating earnings. The Company reviews the earnings rate quarterly to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates and recognized contract to date earnings resulting from these assessments are made in the period the revisions are identified. Contract costs include production costs, related overhead and allocated general and administrative costs. Amounts billed and collected on this contract in excess of revenue recorded are reflected as customer advances and deferred revenue in the Company’s consolidated balance sheets.

Anticipated contract losses are charged to operations as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including certain general and administrative expenses. If a contract is cancelled by the government for its convenience, the Company can make a claim against the customer for fair compensation for worked performed plus costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on costs incurred. When the Company has a customer claim, revenue arising from the claims process is either recognized as revenue or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. The Company had no claims recorded at any year-end presented.

Prior to the Merger, Colt Defense generated an immaterial amount of royalty income, which it included in other income in its consolidated statements of operations. As a result of the Merger, the Company now generates a higher amount of royalty income on a quarterly basis and has therefore determined that royalty income should now be recorded as net sales in the Consolidated Statements of Operations. For comparability, the Company has reclassified royalty income of $26 for the year ended December 31, 2012 and $6 for the year ended December 31, 2011, respectively, from other income to net sales.

The Company recognizes trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under most of the Company’s current licensing agreements, royalties are payable in arrears on a calendar quarter basis.

Accounts Receivable and Credit Policies

Credit is extended based on an evaluation of each customer’s financial condition. Generally, collateral is not required, other than in connection with some foreign sales. If the circumstances warrant, we require foreign customers to provide either a documentary letter of credit or prepayment.

Credit losses are provided for, primarily by using specific identification. Once a customer is identified as high risk based on the payment history and creditworthiness, the Company will provide an allowance for the estimated uncollectible portion. Accounts are considered past due based on the original invoice date. Write-offs of uncollectible accounts receivable occur when all reasonable collection efforts have been made. Neither provisions for credit losses nor write-offs were material for any period presented. The Company’s trade receivable allowance for doubtful accounts at December 31, 2013 was $78 and at December 31, 2012 was $0.

The following table presents the activity for the allowance for doubtful accounts:

Total
Balance at December 31, 2011	$1
Provision for doubtful accounts	1
Write-offs	(2)
Balance at December 31, 2012	—
Provision for doubtful accounts	78
Write-offs	—
Balance at December 31, 2013	$78

Accounts receivable represent amounts billed and currently due from customers. There were no material amounts that were not expected to be collected within one year from the balance sheet date.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.  The Company reviews market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and declines in market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of building and equipment (including assets recorded under capital leases) and amortization of leasehold improvements are computed using the straight-line method over the estimated useful life of the assets, or for leasehold improvements, over the remaining life of the lease term if shorter. Depreciation and amortization of property and equipment for the years ended December 31, 2013, 2012 and 2011 was $4,606, $4,891, and $4,633, respectively. We did not enter into any capital leases during 2013 or 2012.

Expenditures that improve or extend the lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The fair value of the property and equipment acquired as a result of the Merger are allocated to machinery and equipment, furniture, fixtures and leasehold improvements and construction in process in the amounts of $4,420, $30 and $732, respectively.

Property and equipment consists of:

	December 31,		Estimated
	2013	2012	Useful Life
Land	$338	$362	—
Building	2,653	2,718	33
Machinery and equipment	47,476	37,749	7-10
Furniture, fixtures and leasehold improvements	7,081	6,378	3-5
	57,548	47,207
Less accumulated depreciation and amortization	(32,152)	(28,162)
	25,396	19,045
Construction in process	5,337	3,089
Property and equipment, net	$30,733	$22,134

Goodwill

Goodwill is tested for impairment annually as of the beginning of the Company’s fourth fiscal quarter, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. Management estimates the fair value of each reporting unit primarily using the income approach. Specifically the discounted cash flow (“DCF”) model was utilized for the valuation of each reporting unit. Management develops cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. The Company discounts the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The Company also calculates the fair value of its reporting units using the market approach in order to corroborate our DCF model results. These methodologies used in the current year are consistent with those used in the prior year.

Subsequent to December 2013, the Company has seen a decrease in the demand for commercial rifles when compared to 2013 and if this trend continues it may result in future impairment. In addition, since December 2012 there has been a sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation introduced in the U.S. Congress would ban or restrict the sale of substantially all of our rifles, in their current configurations, into the commercial market throughout the United States.  Similar legislation has been enacted in several states.  We considered the adverse changes in our business climate to be a triggering event as of December 31, 2012.  Therefore, in addition to our annual goodwill impairment testing, we also performed a sensitivity analysis to determine the impact that a material decrease in Commercial and Law Enforcement rifle sales would have on our valuation.  As of December 31, 2013 and December 31, 2012, the fair value of its reporting units was in excess of carrying value for all scenarios that were tested.

There was no impairment of goodwill during 2013, 2012 or 2011. Changes in the carrying amount of goodwill are as follows:

Total
Balance at December 31, 2011	$14,713
Effect of foreign currency translation	234
Balance at December 31, 2012	14,947
Goodwill acquired	36,974
Effect of foreign currency translation	(696)
Balance at December 31, 2013	$51,225

As of December 31, 2013 and 2012, there was an accumulated impairment of $1,245 on the gross book value of $52,470 and $16,192, respectively.

Trademarks

In connection with the Merger, the Company recorded an indefinite-lived intangible asset of $50,100 for the Colt brand and related trademarks.

The Company, with the assistance of a third party valuation firm, valued the Colt brand and related trademarks by comparing the value of the royalty rate inherent in the prepaid license fee to the current market rate for such a license based upon both the value of the Colt brand and related trademarks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. When long-lived assets are reclassified to “held for sale”, The Company compares the asset’s carrying amount to its estimated fair value less cost to sell to evaluate impairment. No long-lived assets have been reclassified to held for sale for any period presented.

In connection with the Merger, the Company recorded finite-lived intangible assets of $9,340 which includes $5,240 of existing license agreements which represents the estimated fair value of New Colt license agreements for licensing the Colt trademarks to various third parties, $2,970 of developed technology which represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog which represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired assets were 6 years, 20 years and 3 years, respectively

The net carrying value of our intangible assets with finite lives follows:

	As of December 31, 2013
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,369	$(678)	$1,691	30
Customer relationships other	6,160	(4,077)	2,083	20
License agreements	5,240	(805)	4,435	6
Backlog	1,722	(604)	1,118	3
Technology-based intangibles	6,580	(2,492)	4,088	15 - 20
	$22,071	$(8,656)	$13,415

	As of December 31, 2012
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship
Canadian Government	$2,533	$(640)	$1,893	30
Customer relationships other	6,586	(3,970)	2,616	20
Backlog	633	(633)	—	—
Technology-based intangibles	3,610	(2,082)	1,528	15
	$13,362	$(7,325)	$6,037

Amortization expense for these intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1,670, $704, and $742, respectively, and was included in cost of sales and selling expense in the Consolidated Statements of Operations. The Company expects to record annual amortization expense of $3,271, $2,785, $1,927, $1,187 and $873 for 2014, 2015, 2016, 2017 and 2018, respectively. Intangibles are amortized using proportionate use methods.

Prepaid License Fee

Prior to the acquisition of New Colt (see Note 3, “Acquisition”), the Company had fully paid for and received a twenty year license from New Colt for the limited use of certain Colt trade names with an expiration date of December 31, 2023.  The prepaid license could be extended beyond December 31, 2023 for successive five-year periods.  The Company was amortizing this paid-up license ratably over the 20 year term.

Immediately prior to the Merger, the prepaid license fee balance of $1,056 was written off. This was part of the settlement of a pre-existing relationship with New Colt related to Colt Defense’s license agreement.  In prior years, the prepaid license fee was being amortized over its initial 20-year term.  Amortization expense was $101 per year in 2012 and 2011.

Warranty Costs

The Company generally sells its military products with a one-year warranty and records the estimated costs of such product warranties at the time the sale is recorded. For direct foreign sales, posting a warranty bond for periods ranging from one to five years is occasionally required. The Company’s estimated warranty costs are based upon actual past experience, its current production environment as well as specific and identifiable warranty. As of December 31, 2013 and 2012, the balance of the Company’s warranty reserve was $464 and $167, respectively.

Self-Funded Medical Plan

The Company maintains a self-funded employee group medical plan under which the liability is limited by individual and aggregate stop loss insurance coverage. Included in accrued expense in the accompanying consolidated balance sheets is a liability for reported claims outstanding, as well as an estimate of incurred but unreported claims, based on our best estimate of the ultimate cost not covered by stop loss insurance. The actual amount of the claims could differ from the estimated liability recorded of $823 and $1,396 at December 31, 2013 and 2012, respectively.

Self- Funded Worker’s Compensation

As of December 31, 2013, the Company self-insures its domestic worker’s compensation by a deductible program that incorporates an aggregate stop loss. Colt’s liability for estimated premiums and incurred losses under this policy has been actuarially determined and was $408 as of December 31, 2013 and $308 as of December 31, 2012.

Accrued Expenses

Accrued expenses consisted of:

	December 31,
	2013	2012
Accrued compensation and benefits	$7,154	$5,770
Accrued contract obligation expense	5,325	—
Accrued federal, excise and other taxes	4,902	5,293
Accrued interest	2,879	3,230
Accrued commissions	929	1,229
Other accrued expenses	5,102	4,793
	$26,291	$20,315

Advertising Costs

Advertising costs primarily consisting of print, television and electronic media, trade shows and samples. The Company expenses advertising expenses as incurred. Advertising expense was $2,626 in 2013, $2,406 in 2012 and $1,760 in 2011. Prior period amounts have been reclassified to conform to the current year presentation.

Research and Development Costs

Research and development costs consist primarily of compensation and benefits and experimental work materials for the Company’s employees who are responsible for the development and enhancement of new and existing products.  Research and development costs incurred to develop new products and to enhance existing products, which are not specifically covered by contracts, and those costs related to our share of research and development activity in connection with cost-sharing arrangements, are charged to expense as incurred. Research and development expenses were $6,127 in 2013, $4,747 in 2012, and $5,578 in 2011.

Research and development costs incurred under contracts with customers are included as a contract cost and reported as a component of cost of sales when revenue from such contracts is recognized. Government research and development support, not associated with specific contracts, is recorded as a reduction to cost of sales in the period earned.

Common Unit Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value of all unit-based compensation awards on the date of grant. The fair value of each time-based award is expensed on a straight-line basis over the requisite service period. For performance-based awards, compensation expense is recognized when it is probable that the performance conditions will be met.

Foreign Currency Translation

The functional currency for our Canadian operation is the Canadian dollar. The Company translates the balance sheet accounts of its Canadian operation at the end-of-period exchange rates and its income statement accounts at the average exchange rates for each month. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss, which is included in members’ deficit.

The Company’s Canadian operation is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and some intercompany transactions in currencies other than the Canadian dollar. As a matter of policy, the Company does not engage in interest rate or currency speculation and, therefore, the Company has no derivative financial instruments to hedge this exposure. In the Company’s consolidated statements of operations, it had foreign currency gains of $197 in 2013, $155 for 2012 and a foreign currency loss of $294 for 2011.

Fair Value Measurements

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair values due to their short maturities.  The carrying value of our long-term debt of $294,817 and $247,567 at December 31, 2013 and 2012, respectively, was recorded at amortized cost.  The estimated fair value of long-term debt was approximately $262,775 and $161,250 at December 31, 2013 and 2012, respectively.  The Fair value of the Senior Notes was based on quoted market prices, which are Level 1 inputs and the fair value of the term loan was based on Level 3 inputs.

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

During 2013 and 2012, the Company did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities. Therefore, Colt did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2013 and 2012.

Retirement Benefits

The Company has pension and other postretirement benefit costs and obligations which are dependent on various assumptions. The Company’s major assumptions relate primarily to discount rates, long-term return on plan assets and medical cost trend rates. The Company bases the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations.

The Company’s medical cost trend assumptions are developed based on historical cost data, the near-term outlook, an assessment of likely long-term trends and the cap limiting our required contributions. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that has been taken or we expect to take on income tax returns if such tax position is more likely than not to be sustained.

We follow the authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These unrecognized tax benefits relate primarily to issues common among multinational corporations in our industry. We apply a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits which may be subject to material adjustments until matters are resolved with taxing authorities or statutes expire. If our estimates are not representative of actual outcomes, our results of operations could be materially impacted.

We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would assess the recoverability of our deferred tax assets at that time. If we determine that the deferred tax assets are not realizable in a future period, we would record material adjustments to income tax expense in that period.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2013-11 on its consolidated financial statements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on the Company’s operating results or its financial condition.

3.  Acquisition

On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership (the “Merger”) of New Colt, a privately-held company, which is a world leader in the design, development and manufacture of pistols and revolvers. New Colt’s 2012 sales were approximately $130,000, of which approximately $83,000 arose from the resale of Colt Defense manufactured rifles into the commercial market. As a result of the Merger, the two manufacturers of Colt-branded firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense’s rifles and carbines, ownership of the Colt brand name and other related trademarks, and the technology and production facilities for the full line of Colt handguns.

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

The Company acquired New Colt for an aggregate purchase price of $82,543, which included the Settlement Gain of $15,264. The cash portion of the purchase price was funded by the proceeds from a new $50,000 senior secured term loan (“Term Loan”), cash on hand and $9,000 of consideration from the issuance and sale of the Company’s common units, of which $5,000 was paid in cash and $4,000 was related to Merger consideration reinvested by certain New Colt investors into Colt Defense.

During the year ended December 31, 2013, the Company incurred $1,147 of transaction-related costs. These costs include due diligence, legal expenses and other transaction-related costs to complete the Merger. These costs have been recognized in the Company’s Consolidated Statements of Operations as operating expenses.

The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date. The Company reported $29.1 million of incremental net sales and $1.6 million of operating loss from New Colt, inclusive of $1.6 million of purchase accounting adjustments, for the period from the Merger Date through December 31, 2013.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the Merger Date:

Cash and cash equivalents	$3,791
Accounts receivable	3,318
Inventories	7,585
Property and equipment	5,182
Other assets	3,090
Intangible assets with finite lives	9,340
Trademarks	50,100
Goodwill	36,974
Total assets acquired	119,380

Accounts payable and accrued expenses	8,808
Customer advances and deferred revenue	1,832
Capital lease obligations	393
Pension and retirement liabilities	9,357
Deferred tax liabilities	16,447
Total liabilities assumed	36,837
Net assets acquired	$82,543

The Company believes that this information is a reasonable estimate of the fair values of assets acquired and liabilities assumed.

The Company, with the assistance of a third party valuation firm, valued the Colt brand and related trademarks by comparing the value of the royalty rate inherent in the prepaid license fee to the current market rate for such a license based upon both the value of the Colt brand and related trademarks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

The Company, with the assistance of a third party valuation firm, determined the fair value of the finite-lived intangible assets which includes $5,240 of existing license agreements, valued based on a discounted cash flow approach, represents the estimated fair value of New Colt license agreements for licensing the Colt trade marks to various third parties, $2,970 of developed technology, valued based on a relief from royalty method, represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog, valued based on an excess earnings method, represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired assets were 6 years, 20 years, and 3 years respectively.  In addition, the Company, with the assistance of a third party valuation firm, valued the Colt brand and related trade marks by comparing the value of the royalty rate inherent in the license (see Note 2, “Summary of Significant Accounting Policies”) to the current market rate for such a license based upon both the value of the Colt brand and related trade marks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense.  In evaluating the Company’s ability to recover the deferred tax assets acquired through the acquisition of New Colt, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies and results of recent operations.  In projecting future taxable income for New Colt, the Company began with historical results adjusted to include the $50,000 Term Loan (see Note 6, “Notes Payable and Long-term Debt”) and related interest expense, incorporated assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business.  Based on the analysis performed the Company believes, as of the acquisition date, that it is more likely than not that the benefit from New Colt’s deferred tax assets will not be realized.  In recognition of this risk, the Company provided a valuation allowance against New Colt’s deferred tax assets as part of the Company’s purchase accounting adjustments.

Goodwill is the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if indicators of impairment arise. The $36,974 of goodwill is not deductible for federal income tax purposes.

The following table reflects the unaudited pro forma operating results of the Company for years ended December 31, 2013 and December 31, 2012, respectively, which give effect to the Merger with New Colt as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Merger been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical financial results of the Company and New Colt adjusted for certain items including depreciation and amortization expense associated with the assets acquired, the Company’s expense related to financing arrangements and the elimination of intercompany transactions. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the Merger.

	Unaudited Pro Forma
	Years Ended
	December 31, 2013	December 31, 2012
Net sales	$316,620	$267,453
Net income (loss)	20,340	(4,787)

Pro forma earnings during the years ended December 31, 2013 and December 31, 2012, respectively, were adjusted for items such as the Settlement Gain, transaction related costs, interest on the Company’s $50,000 Term Loan and amortization expense related to finite-lived intangible assets.  Pro forma earnings for the year ended December 31, 2013 were adjusted to exclude the $15,264 Settlement Gain, include $2,467 of additional interest expense, include $1,409 of additional expense related to the amortization of finite-lived intangible assets and exclude $2,530 of transaction related costs $1,147 incurred by the Company and $1,383 incurred by New Colt).  Pro forma earnings for the year ended December 31, 2012 were adjusted to include the $15,264 Settlement Gain, include $6,879 of interest expense, include $2,347 of expense related to the amortization of finite-lived intangible assets and include $2,530 of transaction related costs.

4.   Restructuring Costs

During the year ended December 31, 2013, the Company recorded tax restructuring costs of $1,118 for restructuring actions that were initiated as a result of the Merger with New Colt.  Of these costs, $336 is being reimbursed from an escrow established at the time of the Merger and $782 was recorded in operating expenses.  The costs consist of severance, continuation of benefits and other compensation-related expenses.   These actions, which have been completed, resulted in a workforce reduction of 10 salaried employees. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization for this restructuring action:

Restructuring accruals at December 31, 2012	$—
Accrued restructuring liability	1,118
Utilization	(412)
Balance at December 31, 2013	$706

Restructuring accruals are included in accounts payable, accrued expenses and other long-term liabilities on the Consolidated Balance Sheet.

5.  Inventories

The following table sets forth a summary of inventories, net of reserves for the lower of cost or market:

	December 31,
	2013	2012
Raw materials	$43,469	$29,177
Work in process	9,476	7,829
Finished products	13,729	3,555
	$66,674	$40,561

6.   Notes Payable and Long-Term Debt

Credit Agreement

On September 29, 2011, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets. Under the Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in our intellectual property.  The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement. Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the lender may assume control over our cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days. The Credit Agreement contains customary events of default. As of December 31, 2013 and December 31, 2012, we were in compliance with all covenants and restrictions.

As of December 31, 2013, there was a $7,083 line advance and $3,486 of letters of credit outstanding under the Credit Agreement. As of December 31, 2012, there was a $6 line of credit advance and $1,715 of letters of credit outstanding under the Credit Agreement.

On March 22, 2013, the Company entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 10 Colt Defense LLC Accumulated Deficit.”

On June 19, 2013, Colt Defense entered into Amendment No. 3 to the Credit Agreement, which permitted the formation of Colt International Coöperatief U.A. (“Dutch Holdings”) and the contribution of all the issued and outstanding equity interests issued by Colt Canada Corporation (“Colt Canada”) to Dutch Holdings so that Colt Canada would become a wholly-owned subsidiary of Dutch Holdings, and permitting Dutch Holdings to become a guarantor under the Credit Agreement.

On July 12, 2013, Colt Defense entered into Amendment No. 4 to the Credit Agreement, which allowed New Colt to become a guarantor and Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”) to become a borrower under the Credit Agreement in connection with the Merger.

Term Loan

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan bears interest at a variable rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a first priority security interest in the Company’s intellectual property and a second priority security interest in substantially all other assets. The $50,000 Term Loan was issued at a discount of $2,293, which represents the lenders fees and legal expenses. The Company also incurred $2,120 in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows:

Amount
2014	$5,000
2015	7,500
2016	36,250
Total	$48,750

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a maximum secured leverage ratio, each as defined by the Term Loan agreement. In addition, the Company cannot exceed specified levels of capital expenditures. All financial covenants, with limited exceptions, are calculated on a rolling 4-quarter basis based on financial results for the current and three preceding fiscal quarters. The Company was in compliance with its debt covenants as of December 31, 2013 and monitors its future compliance based on current and anticipated financial results.

The Term Loan agreement also contains non-financial covenants and other restrictions that limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.

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

Debt Balances

Outstanding debt balances at December 31, 2013 and 2012 were as follows:

	Credit	Senior	Term
	Agreement	Notes	Loan	Total
Balance at December 31, 2011	$—	$250,000	$—	$250,000
Unamortized discount	—	(2,814)	—	(2,814)
Net debt at December 31, 2011	—	247,186	—	247,186
Line of credit advances	6	—	—	6
Amortization of discount (a)	—	381	—	381
Net debt at December 31, 2012	6	247,567	—	247,573
Line of credit advances	10,083	—	—	10,083
Line of credit repayments	(3,006)	—	—	(3,006)
Original issue	—	—	50,000	50,000
Debt discount	—	—	(2,293)	(2,293)
Principal payments	—	—	(1,250)	(1,250)
Amortization of discount (a)	—	417	376	793
Net debt at December 31, 2013	7,083	247,984	46,833	301,900
Less: current portion	(7,083)	—	(5,000)	(12,083)
Long-term debt at December 31, 2013	$—	$247,984	$41,833	$289,817

(a)         Interest expense for 2013 and 2012 includes $793 and $381, respectively, of amortization of original issue discount of the Senior Notes and Term Loan.

Deferred Financing Costs

When the Company incurs costs associated with financing arrangements, it defers the costs and amortizes them to interest expense over the term of the related debt. In 2013, we incurred $2,120 of financing costs for the Term Loan. In 2011, we incurred $1,653 of financing costs when we entered into the Credit Agreement, of which $1,636 was paid in 2011. The remaining $17 of accrued financing costs was subsequently reversed in 2012.  Amortization of deferred financing costs for years ended December 31, 2013, 2012 and 2011 were $2,020, $1,653, and $1,498, respectively.

A summary of deferred financing fee activity follows:

Total
Balance at December 31, 2011	$9,312
Amortization of deferred financing costs	(1,653)
Financing fees paid and accrued	(17)
Balance at December 31, 2012	$7,642
Amortization of deferred financing costs	(2,020)
Financing fees paid and accrued	2,120
Balance at December 31, 2013	$7,742

Debt Prepayment Expense

If a financing arrangement is terminated early, the Company will expense any unamortized financing costs to debt prepayment expense at the time of termination. Total debt prepayment expense, which was included in the Consolidated Statements of Operations, related to the above debt refinancing activities and amendments was $295 in 2011. There were no debt prepayments in 2012 or 2013.

7.   Lease Obligations

At the time of the Merger, New Colt had $393 of capital lease obligations and $1,216 of operating leases outstanding. During the third quarter of 2013, Colt Defense elected to repay these leases in full. As a result, the Company incurred $287 of lease buyout expense and recorded $1,002 of machinery and equipment at fair value related to the payoff of the operating leases.

Future minimum lease payments under non-cancelable leases with a remaining term of greater than one year at December 31, 2013 are as follows:

Operating
Leases
2014	$1,282
2015	910
2016	158
2017	117
2018	108
Thereafter	459
Total minimum lease payments	$3,034

As of December 31, 2013 and December 31, 2012, we did not have any assets subject to capital leases.

In addition to the operating lease for the West Hartford facilities, the Company also has an operating lease for a Florida facility and operating lease contracts for office equipment and vehicles as of December 31, 2013. Rent expense under the operating leases was $1,167, $1,048, and $1,095 in 2013, 2012 and 2011, respectively. Rent expense is net of rental income of $186 in 2013 (up to the Merger Date), $192 in 2012, and $161 in 2011 for the portion of the West Hartford facility subleased to New Colt. Subsequent to the Merger Date, rental expense continued to be charged from Colt Defense to New Colt but is accounted for as intercompany revenue and expense and is therefore, eliminated.  The intercompany rent is not included in the total rent expense.

8.   Income Taxes

Colt Defense is a limited liability company organized under the laws of Delaware. Colt Defense is treated as a partnership for federal and state income tax purposes and is not subject to U.S. federal or state income taxes. Consequently, all taxable income (loss) of Colt Defense is reported to its members for inclusion in their respective income tax returns. The limited liability agreement of Colt Defense requires distributions to the members in any year in which there is U.S. taxable income. The member’s distribution is equal to the product of the highest combined marginal federal, state, or local income tax rate applicable to any member and the highest taxable income allocated to any one unit, to the extent that the Governing Board determines that sufficient funds are available.

Colt Defense and CDTS, a wholly owned subsidiary, collectively own 100% of Colt International  Coöperatief U.A. (“Colt International”). Colt International owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes. Colt Canada declared and paid dividends to Colt International in 2013. Under the terms of the treaty between Canada and The Netherlands, Colt Canada is required to withhold taxes on the dividends at a rate of 5%.

As a result of the Merger effective July 12, 2013, Colt Defense owns 100% of New Colt, a C corporation organized under the laws of Delaware. New Colt is taxed as a corporation for U.S. federal and state income tax purposes.

The components of income (loss) before provision for income taxes are as follows:

	December 31,
	2013	2012	2011
United States	$21,600	$(11,923)	$(4,559)
Foreign	5,829	6,618	12,718
Total	$27,429	$(5,305)	$8,159

The components of the expense (benefit) for income tax purposes are as follows:

	December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,666	1,711	3,442
Total current	1,666	1,711	3,442
Deferred and other:
Federal	—	—	—
State	—	—	—
Foreign	29	39	(271)
Total deferred and other:	29	39	(271)
Total tax expense	$1,695	$1,750	$3,171

The components of deferred tax assets and liabilities consist of:

	December 31,
	2013	2012
Current tax assets:
Accounts receivable reserves	$74	$—
Inventory reserves	865	—
Accrued insurance	250	—
Accrued payroll	150	—
Accrued warranties	125	40
Other accrued expenses	316	145
Less: valuation allowance	(826)	—
Total current deferred tax assets	$954	$185

Long-term tax assets (liabilities):
Pension & post retirement obligations	$2,913	$—
Net operating loss carryforwards	3,943	—
Federal AMT credits	888	—
Fixed assets	(1,545)	(388)
Intangible assets	(21,263)	(1,127)
Other long-term assets	450	—
Less: valuation allowance	(4,101)	—
Total long-term deferred tax liabilities	$(18,715)	$(1,515)
Net long-term deferred tax liabilities	$(17,761)	$(1,330)

New Colt has net operating loss (“NOL”) carryforwards of $21,828 for U.S. federal purposes and $3,350 for U.S. state purposes. Included in the federal NOL are NOL’s of $9,699 which the Company does not expect to be able to utilize as a result of a Section 382 NOL limitation due to a change in ownership of New Colt that occurred in 2007.  These operating loss carryforwards expire at various dates from 2014 through 2033. New Colt has federal alternative minimum credits of $888. These tax credits do not have an expiration date.

Our income tax expense, deferred tax assets and liabilities reflect the Company’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the United States and foreign jurisdictions.  Significant judgments and estimates are required in determining the consolidated income tax expense.

Excluding the indefinite lived intangible assets for goodwill and trademarks, New Colt is in a net deferred tax asset position as of December 31, 2013.  Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense.  In evaluating the Company’s ability to recover the deferred tax assets acquired through the acquisition of New Colt, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies and results of recent operations.  In projecting future taxable income for New Colt, the Company began with historical results adjusted to include the $50,000 Term Loan (see Note 6, “Notes Payable and Long-Term Debt”) and related interest expense, incorporated assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business.  Based on the analysis performed the Company believes, as of December 31, 2013, that it is more likely than not that the benefit from New Colt’s deferred tax assets will not be realized.  In recognition of this risk, the Company provided a valuation allowance against New Colt’s deferred tax assets as of December 31, 2013.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  The Company is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

The effective income tax provision (benefit) was different than the statutory federal and state income tax rates as follows:

	2013	2012	2011
Expected Tax Rate	34.00%	34.00%	34.00%
Meals and Entertainment	0.05	(0.20)	0.12
Pass Through Taxation (Zero Rate)	(26.96)	(76.42)	19.00
Other Non-Deductible Items	0.02	(0.02)	0.01
Tax credits	(0.97)	4.86	(4.51)
Tax Rate Differentials	(1.89)	11.23	(11.69)
Withholding Tax	1.90	(6.22)	3.73
Valuation Allowance	0.15	0.00	0.00
Other Adjustments	(0.12)	(0.22)	(1.79)
Effective Tax Rate	6.18%	(32.99)%	38.87%

In accordance with the provisions of ASC Topic 740, an uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As of December 31, 2013, the Company had $198 of uncertain tax position liabilities related to its domestic U.S operations.  At December 31, 2012, the Company had no reserves for any uncertain tax positions.

A summary of the Company’s uncertain tax positions is as follows:

2013
Balance as of December 12, 2012	$—
Add New Colt’s uncertain tax position as of July 12, 2013	198
Additions based on tax provisions related to the current year	—
Additions for tax provisions of prior years	—
Reductions for tax provisions of prior years	—
Balance as of December 31,2013	$198

The Company expects that $0 of the uncertain tax position will reverse in the next twelve months. The Company classifies interest and penalties on uncertain tax positions as additional income taxes. The Company has $0 current uncertain tax positions and has not accrued any interest or penalties related to the uncertain tax positions.

The Company does not have pending federal, state or foreign tax audits for the periods that are open under the statute of limitations.  Colt Canada’s federal and Ontario income tax years open to audit are 2009 through 2012 and 2008 through 2012 respectively.  New Colt’s federal and state income tax years open to audit are 2010 through 2012.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations related to the acquisition, production, or improvement of tangible personal property as well as rules for materials and supplies.   Compliance with the regulations will be required for companies’ federal income tax years beginning on or after January 1, 2014.  The Company is currently assessing these rules and the impacts to the financial statements, if any.

9.  Pension, Savings and Postretirement Benefits

As a result of the Merger, the Company had four noncontributory, domestic defined benefit pension plans (“Plans”) that covered substantially all eligible salaried and hourly U.S. employees. The bargaining unit Plans were combined on January 1, 2014 and the salaried Plans were combined on January 1, 2014.

Pension expense for the New Colt plans is included in the amounts below from the Merger Date.

The Company also provides certain postretirement health care coverage to retired U.S. employees who were subject to our collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in the Company’s consolidated financial statements during the employees’ active working career. In connection with the Company’s collective bargaining agreement, it has capped certain retirees to approximately $250 (not in thousands) per employee, per month.

The Company recognizes the projected liability for its pension benefits and postretirement health care coverage in excess of plan assets. Obligations for both pension and postretirement plans are measured as of the Company’s December 31 year end.

Postretirement health care expense for the New Colt plan is included in the amounts below from the Merger Date.

Disclosures related to the pension plans and the postretirement health care coverage follows:

			Postretirement
	Pension Plans		Healthcare Coverage
	2013	2012	2013	2012
Projected benefit obligation (“PBO”) at beginning of year	$29,168	$25,590	$14,091	$12,524
New Colt plans PBO at Merger Date	9,131	—	8,077	—
Service cost	315	455	549	256
Interest cost	1,296	1,141	658	527
Plan amendments	—	951	—	—
Actuarial (gain) loss	(2,175)	1,766	(1,583)	1,286
Benefits paid and expenses	(1,540)	(735)	(717)	(502)
Projected benefit obligation at end of year	36,195	29,168	21,075	14,091

Fair value of plan assets at beginning of year	22,372	19,609	—	—
Fair value of plan assets at Merger Date	7,841	—	—
Employer contributions	1,740	1,500	717	502
Actual return on plan assets	4,102	1,998	—	—
Benefits paid and expenses	(1,540)	(735)	(717)	(502)
Fair value of plan assets at end of year	34,515	22,372	—	—
Funded status at end of year	$(1,680)	$(6,796)	$(21,075)	$(14,091)

The components of the unfunded benefit obligations of the hourly and salaried defined benefit plans follow:

	2013			2012
	Hourly	Salaried		Hourly	Salaried
	Plans	Plans	Total	Plan	Plan	Total
Projected benefit obligation	$26,328	$9,867	$36,195	$20,474	$8,694	$29,168
Fair value of plan assets	24,607	9,908	34,515	15,602	6,770	22,372
Funded status	$(1,721)	$41	$(1,680)	$(4,872)	$(1,924)	$(6,796)

Effective December 31, 2012, the pension benefits under the two hourly defined benefit plans were frozen. The benefits under the two salaried defined benefit plans have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits have accrued since the effective date of the freeze.

The components of cost recognized in the Company’s statement of operations for its pension plans are as follows:

	December 31,
	2013	2012	2011
Service cost	$315	$455	$287
Interest cost	1,296	1,141	1,090
Expected return on assets	(1,970)	(1,641)	(1,549)
Curtailment of hourly plan	—	1,325	—
Amortization of unrecognized prior service costs	—	244	170
Amortization of unrecognized loss	429	813	495
Net periodic cost	$70	$2,337	$493

The components of cost recognized in the Company’s statement of operations for our postretirement health cost coverage are as follows:

	December 31,
	2013	2012	2011
Service cost	$549	$256	$179
Interest cost	658	527	573
Amortization of unrecognized prior service costs	(172)	(172)	(172)
Amortization of unrecognized loss	244	208	70
Net periodic cost	$1,279	$819	$650

The components of cost recognized in other comprehensive loss for the Company’s pension and postretirement health plans are as follows:

		Post
	Pension	Retirement
	Plans	Health	Total
Balance at December 31, 2011	$(13,095)	$(2,250)	$(15,345)
Recognized in other comprehensive loss	22	(1,251)	(1,229)
Balance at December 31, 2012	(13,073)	(3,501)	(16,574)
Recognized in other comprehensive loss	4,736	1,655	6,391
Balance at December 31, 2013	$(8,337)	$(1,846)	$(10,183)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2014 is as follows:

		Post
	Pension	Retirement
	Plans	Health
Prior service cost/(gain)	$—	$(172)
Actuarial loss	264	97
Total	$264	$(75)

Weighted-average assumptions used in determining the year-end benefit obligation are as follows:

	Hourly		Salaried		Postretirement
	Pension Plans (a)(b)		Pension Plans (a)(c)		Healthcare
	2013	2012	2013	2012	2013	2012
Discount rate	4.50%	3.75%	4.75%	4.00%	4.50%	3.50%
Expected return on plan assets	7.00%	7.50%	7.00%	7.50%	N/A	N/A

(a)         After the Merger in 2013, and through December 31, 2013, there were two hourly pension plans and two salaried pension plans.

(b)         Effective January 1, 2014, the Colt Defense LLC Bargaining Unit Employees’ Pension Plan merged with the Colt’s Manufacturing Company LLC Bargaining Unit Employees’ Pension Plan. The merged plan retained the name of “Colt’s Manufacturing Company LLC Bargaining Unit Employees’ Pension Plan.”

(c)          Effective January 1, 2014, the Colt Defense LLC Salaried Retirement Income Plan merged with the Colt’s Manufacturing Company LLC Salaried Retirement Income Plan. The merged plan was renamed “Colt Retirement Defined Benefit Plan.”

Weighted-average assumptions used to determine net periodic cost for the years ended December 31 are as follows:

	Hourly Pension Plans (a)			Salaried Pension Plans (a)
	2013	2012	2011	2013	2012	2011
Discount rate	3.75%	4.25%	5.50%	4.00%	4.50%	5.50%
Expected return on plan assets	7.50%	8.00%	8.00%	7.50%	8.00%	8.00%

	Postretirement Health
	2013	2012	2011
Discount rate	3.50%	4.25%	5.50%
Expected return on plan assets	N/A	N/A	N/A

(a)         After the Merger in 2013, and through December 31, 2013, there were two hourly pension plans and two salaried pension plans.

Defined Benefit Plans

The long-term rate of return on pension plan assets represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The Company used a building block approach to develop the long-term return on plan assets assumption. The rates of return in excess of inflation were considered separately for equity securities, debt securities and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on pension plan assets.

The Company has developed an investment strategy for the Plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the Plans’ assets is the emphasis on consistent growth; specifically, growth in a manner that protects the Plans’ assets from excessive volatility in market value from year to year. The investment policy also takes into consideration the benefit obligations, including expected timing of distributions.

The primary objective for the Plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company selects professional money managers whose investment policies are consistent with its investment strategy and monitors their performance against appropriate benchmarks. The Plans do not own an interest in the Company and there are no significant transactions between it and the Plans.

Our overall investment strategy is to achieve a mix of approximately 50% equity securities, 45% fixed income securities and 5% cash equivalents. This target allocation has not changed from the prior year.

The Company re-balances its portfolio periodically to realign the actual asset allocation with its target allocation. The percentage allocation to each asset class may vary depending upon market conditions.  The Plans’ assets are stated at fair market value. The fair value of the Plans’ assets by asset category and level was as follows:

	Fair Value Measurements at
	December 31, 2013
		Allocation
	Total	Percent	Level 1	Level 2	Level 3
Equity mutual funds	$19,903	58%	$19,903	$—	$—
Fixed income mutual funds	9,431	27%	9,431	—	—
Money market funds	446	1%	446	—	—
Stable value	4,735	14%	—	4,735	—
	$34,515	100%	$29,780	$4,735	$—

	Fair Value Measurements at
	December 31, 2012
		Allocation
	Total	Percent	Level 1	Level 2	Level 3
Equity mutual funds	$11,344	51%	$11,344	$—	$—
Fixed income mutual funds	7,193	32%	7,193	—	—
Money market funds	644	3%	644	—	—
Stable value	3,191	14%	—	3,191	—
	$22,372	100%	$19,181	$3,191	$—

The Company adopted the provisions of the Financial Accounting Standards Boards Accounting Standards Codification 820-10 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has determined that the Plan contains Level 1 and Level 2 assets. The valuation of the Level 1 assets was based on quoted fund prices at the close of market on December 31, 2013 and 2012.  The valuation of the Level 2 assets was based on inputs, other than quoted prices in active markets that are either directly or indirectly observable for the assets.

The Company anticipates making pension contributions of approximately $1,750 to the plans in 2014.

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of 2013.

		Post
	Pension	Retirement
Years ending	Plans	Health
2014	$1,931	$1,085
2015	1,937	1,147
2016	1,994	1,208
2017	2,039	1,264
2018	2,077	1,310
2019-2023	11,164	7,031

Defined Contribution Plans

At December 31, 2013, the Company had two domestic contributory savings plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. In January 2014, the Company combined the two plans. The merged plan was renamed the Colt Retirement Savings Plan (the “401(k) Plan”).

The 401(k) Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2012, employees represented by the collective bargaining agreement who were hired after April 1, 2012 were eligible for the employer match for up to 3% of their salaries, subject to eligibility rules. Effective January 1, 2013, all employees represented by the collective bargaining agreement were eligible for the employer match for up to 3% of their salaries.  For all other employees, Colt matches 50% of their elective deferrals up to the first 6% of eligible deferred compensation. The Company’s match expense was $793, $310, and $272 for 2013, 2012 and 2011, respectively.

The Company has a defined contribution pension plan for its employees in Canada whereby the employees can make voluntary contributions up to 2.5% of their gross earnings. This plan requires employer matching. There is a 700 hours worked eligibility requirement. There is no vesting period. The Company also has a profit sharing plan for its employees in Canada, which provides for a contribution calculated at up to 7% of the net adjusted operating earnings, minus the employer contributions to the pension plan. The funds are distributed proportionately based on years of service and annual remuneration. The Company’s Canadian operation incurred expenses related to these plans of $429, $603, and $1,020 in 2013, 2012 and 2011, respectively.

10.   Colt Defense LLC Accumulated Deficit

The Company’s authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units, and 250,000 preferred units. Common units issued and outstanding as of December 31, 2013 and 2012 were 132,174. No preferred units have been issued.

On March 22, 2013, Colt Defense purchased 31,165.589 common units (“Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14.0 million pursuant to an equity purchase agreement, dated as of March 22, 2013 (“Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds.  In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under the Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds and provides that, upon certain events occurring prior to September 22, 2013, including an acquisition of Colt Defense, a purchase by Colt Defense of common units from any of its existing members or a cash distribution (other than a tax distribution) by Colt Defense to its members, the Company would have been required to pay additional amounts to the

Blackstone Funds if the per unit purchase price in such subsequent transaction exceeds the per unit purchase price paid to the Blackstone Funds.

On July 12, 2013, the Company issued and sold 31,165.589 of Colt Defense common units to Colt Defense Holding III L.P., an affiliate of Sciens Management, for $9.0 million. The Company used the $9.0 million together with the proceeds from the Term Loan and cash on hand, to fund the Merger and pay related fees and expenses.

During 2013, Colt made $6.4 million of tax distributions to its members and had $2.9 million of tax distributions accrued as of December 31, 2013.  Based on the distribution limitations associated with the Company’s Term Loan, $2.2 million of the 2013 accrual has been classified as a long term liability.

Colt Defense Employee Plan Holding Corp (“E-Plan Holding”) is wholly owned by the Colt Defense LLC Profit Sharing Plan (“PSP”). The PSP was converted from an employee stock ownership plan to a profit sharing plan effective January 1, 2009. The Company has no obligation to make any future contributions to E-Plan Holding or the PSP. Common units of 372 were purchased during 2013. No common units were purchased during 2012 or 2011. At December 31, 2013, E-Plan Holding owns 1,576 of its outstanding units.

11.   Common Unit Compensation

On March 1, 2012, the Governing Board approved the Colt Defense Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of Colt Defense and its equity holders by providing a means to attract, retain and motivate key employees, advisors and members of the Governing Board. Awards under the Plan may consist of options, restricted units, restricted phantom units, performance units or other unit-based awards. A total of 18,878 Class B common units have been reserved for issuance in connection with awards under the Plan.

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

In 2013, options were granted for 5,300 common units at a weighted-average exercise price of $288.78 (not in thousands).  In March 2012, options were granted for 11,325 common units at a weighted-average exercise price of $100.00 (not in thousands). Common unit compensation expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations, was $27 in 2013 and $17 in 2012, respectively. The Company did not record any common unit compensation expense in 2011.

The following table summarizes information about the Company’s common unit option awards during 2012 and 2013:

	Number of Units	Weighted- Average Exercise Price
Outstanding, December 31, 2011	—	$—
Granted	11,325	100.00
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding, December 31, 2012	11,325	100.00
Granted	5,300	288.78
Exercised	—	—
Forfeited/Cancelled	(8,271)	113.69
Outstanding, December 31, 2013	8,354	206.21

12.   Transactions with Related Parties

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates, may be deemed to beneficially own a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, we pay Sciens Management an aggregate annual retainer of $350. In July 2013, Colt Defense entered into a consulting services agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens Institutional”), an affiliate of Sciens Management.  Affiliates of Sciens Institutional beneficially owns a substantial portion of Colt Defense’s limited liability interests and Sciens Institutional’s managing member is a member of Colt Defense’s Governing Board. Under the terms of the Consulting Agreement, Sciens Institutional provides consulting services to Colt Defense for an aggregate annual fee of $650, payable quarterly in advance.

The costs for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were $686, $356, and $450 for the years ended December 31, 2013, 2012, and 2011, respectively, and they are recorded within general and administrative expenses in the Consolidated Statements of Operations.

In July 2013, Colt’s Manufacturing entered into a services agreement (“Archives Agreement”) with Colt Archive Properties LLC (“Archives Properties”), one of the owners of which is a member of Colt Defense’s Governing Board and affiliates of which may be deemed to beneficially own a substantial portion of Colt Defense’s limited liability interests. Under the Archives Agreement, Colt’s Manufacturing agreed to provide designated employees to provide services to Archive Properties for an initial annual fee of $241, payable quarterly in arrears. The Company records revenue related to archive services as net sales and costs associated with providing archive services in cost of sales.

The Company leases its West Hartford facility from NPA Hartford LLC, a related party, for our corporate headquarters and primary manufacturing facility.  The lease expires on October 25, 2015.  For the year ended December 31, 2013, the rent expense under this lease was $642.

In addition, Colt Security LLC, a wholly owned subsidiary of Colt Defense Employee Plan Holding Corp., provides security guard services to Colt.

Prior to the Merger in 2013, and for the full years of 2012 and 2011, transactions by Colt Defense with New Colt were as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales to New Colt	$44,773	$73,292	$11,746
Purchases from New Colt	1,891	—	—
Administration and service fees	920	1,098	430

13.   Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	As of December 31,
	2013	2012
Standby letters of credit secured by restricted cash	$1,185	$1,253
Standby letters of credit secured by Credit Agreement	3,486	1,715
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	702

At December 31, 2013 and 2012, the Company had unconditional purchase obligations related to capital expenditures for machinery and equipment of $892 and $2,357, respectively.

The Company also had certain industrial cooperation agreements, which stipulate its commitments to provide offsetting business to certain countries that have purchased Colt’s products. Colt generally settles its offset purchase commitments under industrial cooperation agreements through offsetting business and/or cooperating with other contractors on their spending during the related period. Additionally, the Company identifies future purchases and other satisfaction plans for the remainder of the offset purchase commitment period and should there be a projected net purchase commitment after such consideration, the Company accrues the estimated cost to settle the offset purchase commitment.

The Company’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2013 and 2012, the remaining gross offset purchase commitments totaled $64,131 and $68,180, respectively. The Company has evaluated its settlement of our remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine its net offset purchase commitment.  The Company has accrued $1,639 and $1,804 as of December 31, 2013 and 2012, respectively, based on its estimated cost of settling the remaining net offset purchase commitment.

During the year ended December 31, 2013, the Company recorded an aggregate contract obligation expense of $7.5 million related to a third party contract.  The contract obligation expense relates to estimated costs to retrofit products previously delivered as well as costs associated with required changes in product design and production processes. The expense recorded was based on the Company’s best estimate of the costs to satisfy the obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation could vary from the original estimate. Accrued contract obligation expense of $5.3 million as of December 31, 2013 is included in accrued expenses in the Consolidated Balance Sheet.  The Company did not incur a comparable expense in the prior year.

The Company is involved in various legal claims and disputes in the ordinary course of our business.   The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued. At this time, management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.  During 2012, the Company settled a matter for $625.

During 2013, there were no material tax examinations.  During 2012, the Company was examined by a tax authority. Pursuant to the Company’s limited liability company agreement, in the event of an audit, it is obligated, on behalf of its members, for any settlement related expenses.  During the first quarter of 2013, the Company reached an agreement with the tax authority and paid the settlement amount of $1,000.  The amount was expensed in 2012.

In 2011, New Colt entered into an agreement with Osceola County in Florida to lease a 16,000 square foot facility in Kissimmee, Florida. This facility was renovated by the County at their cost and the building was made available for occupancy during 2012.  The State of Florida contributed $250 of funds to the County to assist with the cost of the renovations. The Company is responsible for making a minimum capital investment of $2.5 million, of which $181 had been made through December 31, 2013.  The Company entered into a twelve year lease of the Florida facility. There are no lease payments due during the initial five years of the lease and the annual cost of the lease will be $108 per year with the lease expiring on January 15, 2023. The lease expense is being accounted for on a straight-line basis, with an annual charge of $78 being incurred over the term of the lease. At December 31, 2013, deferred lease expense was $36. In connection with these agreements as amended, the Company was expected to hire a minimum number of employees commencing in 2013. As of December 31, 2013, the Company had not occupied the Florida facility and had not hired any employees.

14.  Segment Information

As a result of the Merger (see “Note 3 Acquisition”), the two manufacturers of Colt firearms were consolidated into a single enterprise providing the Company with direct access to the commercial market for Colt rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns.  As of December 31, 2013, the Company’s operations are conducted through two segments, the firearms and spares/other.  These operating segments have similar characteristics and have been aggregated into the Company’s only reportable segments.  The firearms segment designs, develops, and manufactures firearms for domestic and international military and law enforcement markets as well as the domestic and international commercial markets.

Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions.  See the footnotes that follow the reconciliation table below for additional information regarding the adjustments made to arrive at Adjusted EBITDA.

The following tables represent a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
Statements of Operations Data:	2013	2012	2011
Net income (loss)	$25,734	$(7,055)	$4,988
Income tax (benefit) expense	1,695	1,750	3,171
Depreciation and amortization (i)	6,359	5,696	5,476
Interest expense	27,687	24,579	24,010
Sciens fees and expenses (ii)	686	356	450
Pension curtailment expense (iii)	—	1,325	—
Transaction costs (iv)	1,147	—	—
Restructuring costs (v)	782	—	—
Gain on effective settlement of contract (vi)	(15,264)	—	—
Lease buyout expense (vii)	287	—	—
Contract obligation expense add back (viii)	7,555	—	—
Other expenses, net (ix)	13	407	770
Adjusted EBITDA	$56,681	$27,058	$38,865

(i)                                Includes depreciation and amortization of intangible assets.

(ii)                             Includes fees and expenses pursuant to the agreements with Sciens Management and Sciens Institutional.

(iii)                          Noncash expense associated with the curtailment of the bargaining unit pension plan

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

(viii)                   Expenses related to Company’s contract obligation. See “Note 13 Commitments and Contingencies”

(ix)                         Includes income and/or expenses such as transaction costs incurred in connection with contemplated merger and acquisition activities, foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

Product Information

The following table shows net sales for the year ended December 31, 2013 and December 31, 2012 by product category    ($ in thousands). The table includes the results of New Colt from July 12, 2013, the acquisition date, through December 31, 2013. After intercompany sales eliminations, the New Colt acquisition provided $29.1 million of incremental sales for the year ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Long guns	$201,454	$159,528	$125,141
Handguns	30,052	1,260	—
Spares and other	46,442	52,566	83,675
Total	$277,948	$213,354	$208,816

Geographical Information

Geographic external revenues are attributed to the geographic regions based on the customer’s location of origin.  The Company’s net sales in the United States include revenues that arise from sales to the U.S. Government under its FMS, which involves product that is resold by the U.S. Government to foreign governments and generally shipped directly to the foreign government by the Company.

The table below presents net sales for specific geographic regions:

	2013	2012	2011
United States	$165,131	$111,878	$89,544
Asia/Pacific	64,959	45,866	26,762
Canada	28,375	29,982	26,064
Europe	9,255	16,501	34,908
Middle East/Africa	3,065	3,675	26,188
Latin America/Caribbean	7,163	5,452	5,350
	$277,948	$213,354	$208,816

Long-lived assets are net fixed assets attributed to specific geographic regions:

	2013	2012
United States	$25,745	$17,272
Canada	4,988	4,862
	$30,733	$22,134

Major Customer Information

In 2013, two direct foreign customers accounted for 22% and 10% of net sales, respectively. In 2012, two direct foreign customers accounted for 21% and 10% of net sales, respectively. In 2011, sales to a direct foreign customer represented 11% of our net sales.

In 2013, one domestic distributor accounted for 10% of net sales. Sales to New Colt (prior to the Merger in 2013) accounted for 16% of net sales in 2013, 34% in 2012 and did not exceed 10% in 2011.

Sales to the U.S. government represented 9% of net sales in 2013, 11% of net sales in 2012, and 31% in 2011.

15.  Concentration of Risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At December 31, 2013, the two largest individual trade receivable balances accounted for 28% and 16% of total accounts receivable. At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivable.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents Colt’s West Hartford work force pursuant to a collective bargaining agreement that expires March 31, 2014. The Union represents approximately 72% of Colt’s U.S. workforce.

16.  Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred revenue	$778	$905
Royalty payable	1,125	—
Other	327	3
	$2,230	$908

17.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$380	$(10,523)	$2,659	$(7,484)
Other comprehensive income before reclassifications	—	(5,765)	—	(5,765)
Amounts reclassified from accumulated other comprehensive income	(2)	565	—	563
Currency translation	—	—	(444)	(444)
Net current period other comprehensive income	(2)	(5,200)	(444)	(5,646)
Balance, December 31, 2011	378	(15,723)	2,215	(13,130)
Other comprehensive income before reclassifications	375	(2,697)	—	(2,322)
Amounts reclassified from accumulated other comprehensive income	72	1,021	—	1,093
Currency translation	—	—	518	518
Net current period other comprehensive income	447	(1,676)	518	(711)
Balance, December 31, 2012	825	(17,399)	2,733	(13,841)
Other comprehensive income before reclassifications	—	5,890	—	5,890
Amounts reclassified from accumulated other comprehensive income	(172)	673		501
Currency translation	—	—	(1,872)	(1,872)
Net current period other comprehensive income	(172)	6,563	(1,872)	4,519
Balance, December 31, 2013	$653	$(10,836)	$861	(9,322)

18.  Quarterly Operating Results (Unaudited)

	For The Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$63,849	$64,309	$73,238	$76,552
Contract obligation expense	—	—	7,041	472
Gross profit	18,670	18,412	14,583	25,042
Certain transactions costs	—	416	461	270
Restructuring costs	—	—	631	151
Gain on effective settlement of contract	—	—	15,264	—
Net income	5,070	4,158	11,145	5,361

For the year ended December 31, 2013, the Company recorded an aggregate contract obligation expense of $7.5 million related to a third party contract.  The contract obligation expense relates to estimated costs to retrofit products previously delivered as well as costs associated with changes in product design and production process. The expense recorded was based on the Company’s best estimate of the costs to satisfy the obligation given a range of possible outcomes.

For the year ended December 31, 2013, the Company recorded $1.1 million of certain transaction costs related to its acquisition of New Colt on July 12, 2013. This was primarily for legal fees related to the Merger. For additional information about this transaction, see “Note 3 Acquisition.”

For the year ended December 31, 2013, we recorded $0.8 million of expense related to a restructuring action that was initiated and completed during the third quarter as result of our acquisition of New Colt on July 12, 2013. For additional information about this transaction, see “Note 4 Restructuring Costs.”

Immediately prior to the Merger, the Company recorded the effective settlement of a pre-existing relationship with New Colt related to our license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, we recorded a gain of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056.

	For The Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$43,853	$45,837	$56,555	$67,109
Gross profit	7,743	8,720	16,310	17,959
Net (loss) income	(7,088)	(6,237)	2,894	3,376

19.   Supplemental Condensed Consolidating Financial Statement Information

On November 10, 2009, Colt Defense LLC and Colt Finance Corp., the Company’s 100% owned subsidiary, jointly and severally co-issued and guaranteed the Senior Notes. On June 19, 2013, the Company entered into a supplement to the Indenture by which Colt International Coöperatief U.A. (“Dutch Holdings”), Colt Canada and Colt Defense Technical Services LLC became new subsidiary guarantors of the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture. Therefore, the Senior Notes were fully and unconditionally guaranteed, on a joint and several basis by Colt Defense LLC and all of its subsidiaries as of December 31, 2013. Condensed consolidating financial statement information for Colt Defense and its 100% owned guarantor subsidiaries as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012, and 2011, respectively, is as follows:

Condensed Consolidating Balance Sheet

December 31, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,899	$—	$9,695	$—	$—	$12,594
Restricted cash	771	—	—	—	—	771
Accounts receivable, net	11,764	—	10,717	—	—	22,481
Inventories	50,834	—	15,840	—	—	66,674
Other current assets	32,536	—	4,194	—	(29,812)	6,918
Total current assets	98,804	—	40,446	—	(29,812)	109,438

Property and equipment, net	19,674	—	11,059	—	—	30,733
Investment in subsidiaries	37,058	—	—	—	(37,058)	—
Goodwill	4,175	—	47,050	—	—	51,225
Intangible assets with finite lives, net	1,327	—	12,088	—	—	13,415
Trademarks	—	—	50,100	—	—	50,100
Deferred financing costs	5,987	—	1,755	—	—	7,742
Long-term restricted cash	572	—	—	—	—	572
Other assets	391	—	1,119	—	—	1,510
Total assets	$167,988	$—	$163,617	$—	$(66,870)	$264,735

Liabilities and Deficit
Current liabilities:
Line of credit	$7,083	$—	$—	$—	$—	$7,083
Accounts payable	9,070	—	34,780	—	(29,812)	14,038
Accrued expenses	20,406	—	6,555	—	—	26,961
Pension and retirement obligations	618	—	467	—	—	1,085
Customer advances and deferred revenue	2,733	—	9,914	—	—	12,647
Long-term debt — current portion	—	—	5,000	—	—	5,000
Total current liabilities	39,910	—	56,716	—	(29,812)	66,814

Long-term debt	247,984	—	41,833	—	—	289,817
Pension and retirement liabilities	13,718	—	7,952	—	—	21,670
Other long-term liabilities	3,164	—	20,058	—	—	23,222
Total long-term liabilities	264,866	—	69,843	—	—	334,709
Total liabilities	304,776	—	126,559	—	(29,812)	401,523

Deficit:
Total (deficit) equity	(136,788)	—	37,058	—	(37,058)	(136,788)
Total liabilities and deficit	$167,988	$—	$163,617	$—	$(66,870)	$264,735

Condensed Consolidating Balance Sheet

December 31, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,647	$—	$8,726	$—	$—	$42,373
Restricted cash	777	—	—	—	—	777
Accounts receivable, net	15,243	—	7,440	—	—	22,683
Inventories	30,338	—	10,223	—	—	40,561
Other current assets	3,936	—	1,808	—	(2,328)	3,416
Total current assets	83,941	—	28,197	—	(2,328)	109,810

Property and equipment, net	17,272	—	4,862	—	—	22,134
Investment in subsidiaries	27,849	—	—	—	(27,849)	—
Goodwill	4,175	—	10,772	—	—	14,947
Intangible assets with finite lives, net	1,528	—	4,509	—	—	6,037
Deferred financing costs	7,642	—	—	—	—	7,642
Long-term restricted cash	810	—	—	—	—	810
Other assets	1,588	—	—	—	—	1,588
Total assets	$144,805	$—	$48,340	$—	$(30,177)	$162,968

Liabilities and Deficit
Current liabilities:
Line of credit	$6	$—	$—	$—	$—	$6
Accounts payable	9,691	—	5,692	—	(2,328)	13,055
Accrued expenses	16,289	—	4,026	—	—	20,315
Pension and retirement obligations	626	—	—	—	—	626
Customer advances and deferred revenue	744	—	9,258	—	—	10,002
Total current liabilities	27,356	—	18,976	—	(2,328)	44,004

Long-term debt	247,567	—	—	—	—	247,567
Pension and retirement liabilities	20,261	—	—	—	—	20,261
Other long-term liabilities	908	—	1,515	—	—	2,423
Total long-term liabilities	268,736	—	1,515	—	—	270,251
Total liabilities	296,092	—	20,491	—	(2,328)	314,255

Deficit:
Total (deficit) equity	(151,287)	—	27,849	—	(27,849)	(151,287)
Total liabilities and deficit	$144,805	$—	$48,340	$—	$(30,177)	$162,968

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated

Net sales	$212,935	$—	$115,204	$—	$(50,191)	$277,948
Cost of sales	156,895	—	93,843	—	(49,497)	201,241
Gross profit	56,040	—	21,361	—	(694)	76,707

Operating expenses:
Selling and commissions	10,800	—	3,343	—	—	14,143
Research and development	2,453	—	3,674	—	—	6,127
General and administrative	11,126	—	4,553	—	(382)	15,297
Certain transaction costs	—	—	1,147	—	—	1,147
Restructuring costs	479		303		—	782
Gain on effective settlement of contract	(15,264)	—	—	—	—	(15,264)
Total operating expenses	9,594		13,020		(382)	22,232
Operating income (loss)	46,446	—	8,341	—	(312)	54,475

Other expense (income):
Interest expense	24,294	—	3,393	—	—	27,687
Other (income) expense, net	(1,147)	—	412	—	94	(641)
Total other expense (income), net	23,147	—	3,805	—	94	27,046

Income (loss) before tax	23,299	—	4,536	—	(406)	27,429
Income tax expense	183	—	1,512	—	—	1,695
Equity in income from operations of consolidated subsidiaries	2,618	—	—	—	(2,618)	—
Net income (loss)	$25,734	$—	$3,024	$—	$(3,024)	$25,734

Comprehensive income (loss)	$30,253	$—	$1,928	$—	$(1,928)	$30,253

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated

Net sales	$169,050	$—	$45,115	$—	$(811)	$213,354
Cost of sales	133,371	—	29,776	—	(525)	162,622
Gross profit	35,679	—	15,339	—	(286)	50,732

Operating expenses:
Selling and commissions	10,766	—	2,351	—	—	13,117
Research and development	2,497	—	2,250	—	—	4,747
General and administrative	10,985	—	3,300	—	—	14,285
Total operating expenses	24,248	—	7,901	—	—	32,149
Operating income (loss)	11,431	—	7,438	—	(286)	18,583

Other expense (income):
Interest expense	24,502	—	77	—	—	24,579
Other (income) expense, net	(1,434)	—	743	—	—	(691)
Total other expense, net	23,068	—	820	—	—	23,888

Income (loss) before tax	(11,637)	—	6,618	—	(286)	(5,305)
Income tax expense	330	—	1,420	—	—	1,750
Equity in income from operations of consolidated subsidiaries	4,912	—	—	—	(4,912)	—
Net (loss) income	$(7,055)	$—	$5,198	$—	$(5,198)	$(7,055)

Comprehensive (loss) income	$(7,766)	$—	$5,716	$—	$(5,716)	$(7,766)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2011

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated

Net sales	$148,711	$—	$60,769	$—	$(664)	$208,816
Cost of sales	106,707	—	37,808	—	(664)	143,851
Gross profit	42,004	—	22,961	—	—	64,965

Operating expenses:
Selling and commissions	10,959	—	2,821	—	—	13,780
Research and development	2,654	—	2,924	—	—	5,578
General and administrative	10,116	—	2,982	—	—	13,098
Total operating expenses	23,729	—	8,727	—	—	32,456
Operating income (loss)	18,275	—	14,234	—	—	32,509

Other expense (income):
Interest expense	23,991	—	19	—	—	24,010
Debt prepayment expense	295	—	—	—	—	295
Other (income) expense, net	(3,491)	—	1,497	—	2,039	45
Total other expense, net	20,795	—	1,516	—	2,039	24,350

Income (loss) before tax	(2,520)	—	12,718	—	(2,039)	8,159
Income tax expense	304	—	2,867	—	—	3,171
Equity in income from operations of consolidated subsidiaries	7,812	—	—	—	(7,812)	—
Net (loss) income	$4,988	$—	$9,851	$—	$(9,851)	$4,988

Comprehensive (loss) income	$(658)	$—	$9,407	$—	$(9,407)	$(658)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$5,254	$—	$(2,236)	$—	$—	$3,018

Investing Activities
Purchases of property and equipment	(6,385)	—	(2,213)	—	—	(8,598)
Business acquisition, net of cash acquired	(59,488)	—	—	—	—	(59,488)
Investment in subsidiary	(13,924)	—	13,924	—	—	—
Change in restricted cash	244	—	—	—	—	244
Net cash (used in) provided by investing activities	(79,553)	—	11,711	—	—	(67,842)

Financing Activities
Debt issuance costs	(2,120)	—	—	—	—	(2,120)
Proceeds from the issuance of long-term debt	47,707	—	—	—	—	47,707
Term Loan and note repayments	—	—	(1,250)	—	—	(1,250)
Line of credit advances/repayments, net	7,077	—	—	—	—	7,077
Capital lease obligation payments	—	—	(393)	—	—	(393)
Purchase of common units	(14,000)	—	—	—	—	(14,000)
Proceeds from the issuance of common units	5,000	—	—	—	—	5,000
Distribution from subsidiary	6,257	—	(6,257)	—	—	—
Distributions to members	(6,370)	—	—	—	—	(6,370)
Net cash provided by (used in) financing activities	43,551	—	(7,900)	—	—	35,651
Effects of exchange rates of cash	—	—	(606)	—	—	(606)
Change in cash and cash equivalents	(30,748)	—	969	—	—	(29,779)
Cash and cash equivalents, beginning of period	33,647	—	8,726	—	—	42,373
Cash and cash equivalents, end of period	$2,899	$—	$9,695	$—	$—	$12,594

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by operating activities	$9,503	$—	$2,920	$—	$—	$12,423

Investing Activities
Purchases of property and equipment	(3,481)	—	(929)	—	—	(4,410)
Proceeds from sale of property	—	—	66	—	—	66
Change in restricted cash	464	—	—	—	—	464
Net cash used in investing activities	(3,017)	—	(863)	—	—	(3,880)

Financing Activities
Revolver advances	6	—	—	—	—	6
Capital lease obligation payments	(1,148)	—	—	—	—	(1,148)
Distributions to members	(3,343)	—	—	—	—	(3,343)
Net cash used in financing activities	(4,485)	—	—	—	—	(4,485)
Effects of exchange rates of cash	—	—	79	—	—	79
Change in cash and cash equivalents	2,001	—	2,136	—	—	4,137
Cash and cash equivalents, beginning of period	31,646	—	6,590	—	—	38,236
Cash and cash equivalents, end of period	$33,647	$—	$8,726	$—	$—	$42,373

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by operating activities	$(16,222)	$—	$17,566	$—	$(2,039)	$(695)

Investing Activities
Purchases of property and equipment	(4,009)	—	(1,591)	—	—	(5,600)
Proceeds from sale of property	12	—	—	—	—	12
Change in restricted cash	(1,380)	—	—	—	—	(1,380)
Net cash used in investing activities	(5,377)	—	(1,591)	—	—	(6,968)

Financing Activities
Debt issuance costs	(1,636)	—	—	—	—	(1,636)
Capital lease obligation payments	(1,229)	—	—	—	—	(1,229)
Colt Canada distribution of share capital	15,373		(17,412)	—	2,039	—
Distributions to members	(12,889)	—	—	—	—	(12,889)
Net cash used in financing activities	(381)	—	(17,412)	—	2,039	(15,754)
Effects of exchange rates of cash	—	—	209	—	—	209
Change in cash and cash equivalents	(21,980)	—	(1,228)	—	—	23,208
Cash and cash equivalents, beginning of period	53,626	—	7,818	—	—	61,444
Cash and cash equivalents, end of period	$31,646	$—	$6,590	$—	$—	$38,236

20.   Subsequent Events

Effective January 1, 2014, Colt effected a legal entity restructuring whereby Colt Defense and New Colt (see Note 3, “Acquisition”) contributed their assets and operations to Colt’s Manufacturing.  This contribution created a combined operating entity for the Company’s domestic operations.

Effective January 1, 2014, the Colt Defense LLC Bargaining Unit Employees’ Pension Plan merged with the Colt’s Manufacturing Company LLC Bargaining Unit Employees’ Pension Plan. The merged plan retained the name of “Colt’s Manufacturing Company LLC Bargaining Unit Employees’ Pension Plan.”

Effective January 1, 2014, the Colt Defense LLC Salaried Retirement Income Plan merged with the Colt’s Manufacturing Company LLC Salaried Retirement Income Plan. The merged plan was renamed “Colt Retirement Defined Benefit Plan.”

Effective January 1, 2014, the Colt Defense LLC 401(k) Savings Plan merged with the Colt’s Manufacturing Company LLC 401(k) Plan. The merged plan was renamed “Colt Retirement Savings Plan.”

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended), as of December 31, 2013. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective, in all material respects, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework, released in 1992. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework released in 1992, issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Each member of our Governing Board is elected annually and serves until the next annual meeting of members or until his successor is elected or qualified. Set forth below is information concerning our executive officers and members of our Governing Board as of December 31, 2013.

Name	Age	Position
Dennis R. Veilleux	47	Chief Executive Officer and Manager
Scott B. Flaherty	48	Chief Financial Officer
J. Michael Magouirk	52	Chief Operating Officer
Jeffrey G. Grody	58	General Counsel, Chief Compliance Officer and Secretary
Kevin G. Green	39	Corporate Controller
Daniel J. Standen	45	Chairman of the Governing Board
Gerald R. Dinkel	67	Manager
General George W. Casey Jr., USA (ret.)	65	Manager
Field Marshall the Lord Guthrie of Craigiebank	74	Manager
Michael Holmes	48	Manager
John P. Rigas	50	Manager
Philip A. Wheeler	71	Manager

Dennis Veilleux has been our Chief Executive Officer and Manager since August 2013. Prior to joining the Company, Mr. Veilleux served as President and Chief Executive Officer of New Colt Holding Corp. since January 2013.  Previously, he served as Chief Operating Officer of Colt’s Manufacturing Company LLC and, prior to that, as Vice President of Manufacturing at the Company.  Mr. Veilleux joined the Company in 2006 as Executive Director of Engineering, having worked previously at FN Group, Sturm Ruger & Co., Inc. and General Electric’s Armament Division. Mr. Veilleux is qualified to serve as a Manager and member of our Governing Board due to his extensive experience in firearms manufacturing and his long tenure with Colt.

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

Jeffrey G. Grody has been our General Counsel since September 2005, our Secretary since November 2010, and our Chief Compliance Officer since November 2013.  Prior to joining our company in 2005, Mr. Grody was a partner at the law firm of Day, Berry & Howard LLP, where he chaired the 35-lawyer Business Law Department.  Mr. Grody began practicing law in Hartford, Connecticut after graduating from Columbia Law School in 1980 and Princeton University, magna cum laude, in 1977.  He is a member of the Connecticut bar.

Kevin G.  Green has been our Corporate Controller since June 24, 2013. Prior to joining our company in 2013, Mr. Green was Area Controller for Waste Management Inc.’s (“WMI”) Strategic Accounts.  WMI acquired Oakleaf Global Holdings (“Oakleaf”) in July 2011 where Mr. Green was Vice President and Controller of OAKLEAF Waste Management LLC, Oakleaf’s national outsourced hauling, disposal, waste diversion and recycling services business from June 2009.  Prior to joining Oakleaf, Mr. Green was employed by Open Solutions Inc (“OSI”), which provides enterprise wide software solutions for banks, thrifts and credit unions along with a full range of ancillary products, as OSI’s Assistant Corporate Controller.  Prior to joining OSI, Mr. Green was a manager at PricewaterhouseCoopers LLP providing audit and assurance services to clients throughout Connecticut.  Mr. Green received a BS in accounting from the University of Connecticut.

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

Gerald R. Dinkel was Colt’s Chief Executive Officer from October 2010 to August 2013 and a Manager since November 2010.  Prior to joining our company, Mr. Dinkel served until April 2010 as President and Chief Executive Officer of White Electronic Designs Corporation, a NASDAQ-listed defense technology company acquired by Microsemi Corporation in April 2010.  Prior to his service at White Electronics, Mr. Dinkel was a Senior Adviser with Washington DC-based Renaissance Strategic Advisors.  From 2000 to 2007, he was President and Chief Executive Officer of Cubic Corporation’s defense segment.  Before joining Cubic Corporation, Mr. Dinkel was an executive at Westinghouse Electronic Systems.  Mr. Dinkel holds a Bachelor of Science degree in electrical engineering from the Rose-Hulman Institute of Technology in Indiana.  Mr. Dinkel is qualified to serve as a Manager and member of our Governing Board due to his extensive experience working for defense contractors.

George W. Casey Jr., General, United States Army (ret.), has been a Manager of Colt since December 2011.  Prior to joining our Board, Gen. Casey served as Chief of Staff of the United States Army for four years from April 2007 to April 2011. In his previous assignment, he was Commander, Multinational Force — Iraq from July 2004 to February 2007. During his distinguished 41 year career in the U. S. Army, Gen. Casey received numerous awards and decorations including four Defense Distinguished Service Medals, two Army Distinguished Service Medals and three Legions of Merit.  He holds a Master’s Degree in International Relations from Denver University and has served as a Senior Fellow at the Atlantic Council of the United States.  General Casey is qualified to serve as a Manager and member of our Governing Board due to his extensive management and leadership experience in the United States Army.

Field Marshall the Lord Guthrie of Craigiebank  has been a Manager of Colt since December 2004.  In addition to serving on our Governing Board, he also serves as a nonexecutive Director of N.M. Rothschild & Sons, a merchant bank, and Favermead, Ltd., a property management company, both headquartered in London, England.  He is currently Colonel of the Life Guards, Gold Stick to Her Majesty Queen Elizabeth II and Colonel Commandant of the Special Air Service, or SAS.  He served the Welsh Guard and the SAS throughout Europe, Malaysia and East Africa for over 40 years.  Apart from holding several senior staff appointments and commanderships, he was Chief of the Defense Staff, Chief of the General Staff and the Principal Military Advisor to two U.K. prime ministers and three U.K. Secretaries of State for Defense.  He retired from the British Army in 2001.  Lord Guthrie is qualified to serve as a Manager and member of our Governing Board due to his extensive experience with the British Armed Services.

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

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

Introduction

The following discusses the executive compensation programs of Colt Defense, and the compensation of the Named Executive Officers for 2013.  As used herein, the term “Named Executive Officers” refers to:

•                       Dennis R. Veilleux, President and Chief Executive Office since August 2013

•                       Scott B. Flaherty, Sr. VP and Chief Financial Officer since October 2010

•                       Jeffrey G. Grody, Sr. VP and General Counsel since September 2005

•                       J. Michael Magouirk, Sr. VP of Operations and COO since November 2008

•                       Gerald R. Dinkel, Former President and Chief Executive Officer

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

Compensation-Setting Process

The Governing Board annually determines the compensation of the Chief Executive Officer and, upon hiring, the initial compensation of the Chief Financial Officer.  The Governing Board created a Compensation Committee on January 29, 2014.  The members of the Compensation Committee are George W. Casey Jr., John P. Rigas and Daniel J. Standen.  Currently, annual increases in base salary of the Chief Financial Officer and our other Named Officers are at the discretion of the Chief Executive Officer, subject to review by the Compensation Committee.

Under our limited liability company agreement, the Governing Board is ultimately responsible for the compensation of our executive officers and other employees.  The Compensation Committee plays a lead role, on behalf of the Governing Board, in interacting with the Chief Executive Officer and Chief Financial Officer to assure that compensation is established at levels appropriate to achieving the company’s objectives.  All components of compensation are considered and reviewed at least annually, including base salary, discretionary cash bonuses, equity-based awards, long-term incentive plans and contributions to company-sponsored defined contribution plans.

The Compensation Committee and Governing Board consider competitive market practices with respect to the compensation of our executive officers.  It also reviews market practices by speaking, as warranted, to compensation professionals and recruitment agencies and by reviewing annual reports and other available information of other companies within our industry and companies of a similar size.  In addition, the Governing Board has the authority to engage outside compensation and benefits consultants to make recommendations relating to the overall compensation philosophy, comparable base salary levels, short-term and long-term incentive compensation plans, appropriate performance parameters for such plans, and related compensation matters.

The Compensation Committee has reviewed and discussed compensation of our executive officers and other employees, as well as this Compensation Discussion and Analysis, with our executive management.  Based on this review and discussion, the Governing Board has determined that this Compensation Discussion and Analysis should be included in this Form 10-K

Components of Compensation

Our executive compensation programs consist of the following components, each of which is summarized below (although particular individuals may not be eligible for each component):

•                       Base salary

•                       Cash bonus incentive compensation

•                       Equity incentive awards

•                       Pension and retirement benefits

•                       Severance benefits

•                       Perquisites and other benefits

Base Salary

Base salary is used to attract and retain highly qualified executive officers.  Base salary is designed to be competitive by position relative to the marketplace and to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles.  When establishing base salaries for the Named Executive Officers, the Compensation Committee and/or the Chief Executive Officer (other than for himself) consider a number of factors including the seniority of the individual, the individual’s prior salary, the functional role of the position, and the level of the Named Executive Officer’s responsibility.  Base salaries are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.  The leading factors in determining increases in base salary include the employment market for senior executives with similar levels of experience and skills, attainment of corporate and individual goals and objectives for the prior year, and our ability to replace the Named Executive Officer with an individual with similar skills and experience.

Cash Bonus Incentive Compensation

The annual cash bonus incentive compensation plan is designed as a retention tool and to reward participating individuals for individual and corporate achievement for the year. During 2013, consistent with our practice in prior years, the cash bonus incentive plan was informal, with cash bonuses awarded on a discretionary basis by the Chief Executive Officer, with oversight by the Governing Board. The Governing Board determined the cash bonus for the Chief Executive Officer. The Compensation Committee will determine cash bonuses for the Named Executives commencing in 2014.  In evaluating the performance and setting the incentive compensation of the Named Executive Officers for 2013, the Governing Board took note of their success in achieving targeted Adjusted EBITDA goals and other operational, regulatory and financial milestones.

In the first quarter of 2014, the Governing Board granted cash bonus incentive awards for fiscal year 2013 in the amount of $120,000 to the Chief Executive Officer, $225,000 to the Chief Financial Officer, $50,000 to the Chief Operating Officer and $150,000 to the General Counsel.

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

Pursuant to commitments that were made in connection with their recruitment, in 2013, options for 4,000 common units were granted to Mr. Veilleux and options for 300 common units were granted to Mr. Green.

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

For information about common unit valuation assumptions, see Note 11, “Common Unit Compensation”, in Item 8 of this Form 10-K.

Pension and Retirement Benefits

Defined Benefit Plans

The Colt Defense LLC Salaried Retirement Income Plan (the “Retirement Plan”) was established effective November 4, 2002 to provide retirement income and survivor benefits to Colt Defense’s employees and their beneficiaries through a tax-qualified program.  Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) governing tax-qualified pension plans.  Colt Defense approved an amendment to freeze benefit accruals under the Pension Plans as of December 31, 2008 (the “Freeze Date”).  Years of Credited Service (as defined in the Retirement Plan) for benefit accrual will not be considered after the Freeze Date.  However, Interest Credits will continue to accumulate on each Participant’s Account Balance (as defined in the Retirement Plan) after the Freeze Date.  As a result of the Merger, the Company had four noncontributory, domestic defined benefit pension plans that cover substantially all eligible salaried and hourly U.S. employees. In January 2014, the Company combined the two hourly plans into one plan and combined the two salaried plans into one plan.  As a result of the merger of the salaried plans, the Retirement Plan was renamed the Colt Retirement Defined Benefit Plan.  Executive Officers participating in the Plan are Mr. Veilleux, Mr. Grody and Mr. Magouirk.

Defined Contribution Plan

At December 31, 2013, The Company had two domestic contributory savings plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. Effective January 1, 2014, the Company combined the two plans. The merged plan was renamed the Colt Retirement Savings plan (the “401(k) Plan”)

The 401(k) Plan allows participants to make voluntary contributions of up to 15% of their annual compensation, on a pretax basis, subject to IRS limitations.  During 2012, employees represented by the collective bargaining agreement who were hired after April 1, 2012 were eligible for the employer match for up to 3% of their salaries, subject to eligibility rules. Effective January 1, 2013, all employees represented by the collective bargaining agreement were eligible for an employer match of up to 3% of their salaries.  For all other employees, we match 50% of their elective deferrals up to the first 6% of eligible deferred compensation.

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

Perquisites and Other Benefits

Living and Commuting Expenses Reimbursement

Colt Defense provided basic living and commuting expenses and income tax gross-ups with respect to such expenses for Mr. Dinkel. The expenses for Mr. Dinkel were incurred in connection with his fulfillment of duties and responsibilities, primarily with respect to the corporate offices in West Hartford, Connecticut.  The primary residence for Mr. Dinkel is outside of the state of Connecticut.  He was required to commute to the corporate office in West Hartford, Connecticut in connection with the fulfillment of his duties and responsibilities as Chief Executive Officer through August 20, 2013. After Mr. Dinkel’s resignation on August 20, 2013, the Company continued to make lease and utility payments on his apartment and vehicle.  These expense reimbursements ended prior to December 31, 2013.

See the footnotes in the “Summary Compensation Table” for the amounts, including tax gross-up amounts, of these costs for Mr. Dinkel.

Role of Executive Officers in Executive Compensation

Although the Governing Board utilizes and considers comments, advice and recommendations of our Chief Executive Officer and Chief Financial Officer, the final decision with respect to compensation levels and components of the Chief Executive Officer, Chief Financial Officer and other Named Executive Officers remains with the Governing Board and, commencing in 2014, the Compensation Committee.

Compensation Tables

The following table summarizes the compensation paid by Colt Defense to the Named Executive Officers for services rendered in December 31, 2013.

2013 Summary Compensation Table

Names & Principal Position	Year	Salary ($)		Annual Cash Bonus ($)(1)	Option Awards ($)	Change in Pension Value and NQDC Earnings ($)(2)	All Other Comp ($)		Total ($)

Dennis R. Veilleux	2013	174,808	(3)	120,000	296,977	(3,234)	7,123	(4)	595,674
Chief Executive Officer

Gerald R. Dinkel	2013	346,154		—	—	—	433,774	(5)	779,928
Former Chief Executive Officer	2012	495,192		200,000	24,082	—	153,410	(6)	872,684
	2011	450,000		250,000	—	—	103,251	(7)	803,251

Scott B. Flaherty	2013	430,000		225,000	—	—	7,650	(8)	662,650
Sr. VP and CFO	2012	415,692		140,000	9,879	—	7,500	(8)	573,071
	2011	360,000		170,000	—	—	59,448	(9)	589,448

Jeffrey G. Grody	2013	471,160		150,000	—	(2,547)	7,650	(8)	626,263
Sr. VP and General Counsel	2012	457,611		110,000	—	4,721	7,500	(8)	579,832
	2011	440,337		100,000	—	4,411	7,350	(8)	552,098

J. Michael Magouirk	2013	374,500		50,000	—	(9,464)	7,650	(8)	422,686
Sr. VP and COO	2012	363,730		110,000	1,729	12,539	7,500	(8)	495,498
	2011	350,000		140,000	—	4,366	7,350	(8)	501,716

(1)                                 Annual cash bonuses are reflected in the year that they are earned, but they are generally paid in the first quarter of the subsequent year.

(2)                                 Plan values are calculated annually as of December 31st.

(3)                                 Mr. Veilleux became Chief Executive Officer on August 20, 2013.  Salary amount is from the Merger Date to December 31, 2013.

(4)                                 Amount reflects expenses related to commuting, a tax gross-up on commuting and Company matching contributions to the 401(k) Plan in the amounts of $1,754, $1,344 and $4,025, respectively.  Amounts are from the Merger Date to December 31, 2013.

(5)                                 Amount reflects severance, expenses related to living, commuting and personal use of a Colt-leased vehicle, a tax gross-up on living, commuting and vehicular lease expenses,  and Company matching contributions to the 401(k) Plan of $317,885, $60,560, $47,679 and $7,650, respectively.

(6)                                 Amount reflects expenses related to living, commuting and personal use of a Colt-leased vehicle, a tax gross-up on living, commuting and vehicular lease expenses and Company matching contributions to the 401(k) Plan in the amounts of $83,220, $62,690 and $7,500, respectively.

(7)                                 Amount reflects expenses related to living, commuting and personal use of a Colt-leased vehicle, a tax gross-up on living, commuting and vehicular lease expenses and Company matching contributions to the 401(k) Plan in the amounts of $55,215, $40,686 and 7,350, respectively.

(8)                                 Amount reflects Company matching contributions to the 401(k) Plan.

(9)                                 Mr. Flaherty began receiving a salary on February 1, 2011. The Other compensation amount reflects consulting fees of $52,098 for January 2011 and the Company matching contributions to his 401(k) Plan of $7,350.

Grants of Plan-Based Awards

See “—Equity Incentive Awards” for information on grants of plan-based awards. The table has been omitted because it is immaterial.

Mr. Veilleux’s Employment Agreement

Pursuant to his employment agreement, Mr. Veilleux serves as President and Chief Executive Officer of the Company, reporting to the Governing Board.  Mr. Veilleux’s employment agreement provides for (i) a base salary of $400,000 per calendar year, (ii) a performance bonus, pursuant to the Company’s Management Incentive Plan, (iii) reimbursement of certain reasonable business expenses, (iv) the right to participate in such employee benefit programs for which senior executives of the Company generally are eligible and (v) options to purchase 4,000 common units of the Company at an exercise price of $288.78 per common unit, 16.66% of which will vest on the third anniversary of the employment agreement provided that Mr. Veilleux is the President and Chief Executive Officer of Colt at such time. The vesting of the remaining options will depend on Colt’s performance against budgeted financial or other metrics as established by Colt’s Governing Board for each fiscal year 2013 through 2015.  Upon satisfying such budgeted or other metrics, options granted hereunder will vest on the 60th day following delivery of consolidated audited financial statements as follows: (i) 2013, 16.66% of the options will vest;  (ii) 2014, 33.33% of the options will vest; and (iii) 2015, 33.33% of the options will vest.

In the event that Mr. Veilleux’s employment is terminated for any reason other than cause, Colt will pay severance benefits to Mr. Veilleux after a delivery of an executed Agreement and General Release. The severance benefits shall be comprised of twelve months base salary.

Mr. Dinkel’s Agreement and General Release

Mr. Dinkel’s last day of employment with Colt was August 20, 2013, on which date Mr. Dinkel resigned from his position as President and Chief Executive Officer. Mr. Dinkel’s severance benefits included eighteen months of his current base salary. The Company continued to make lease payments until December 31, 2013 for the vehicle previously provided to Mr. Dinkel by Colt and continued to make lease and utility payments until December 31, 2013 for the West Hartford, Connecticut, apartment in which Mr. Dinkel resided. Colt also paid Mr. Dinkel $100,000 in exchange for his agreement that his vested options would be cancelled.

Mr. Flaherty’s Employment Agreement

Pursuant to his employment agreement, Mr. Flaherty will serve as Chief Financial Officer and Senior Vice President of Finance of the Company, reporting to the Chief Executive Officer.  Mr. Flaherty’s employment agreement provides for (i) a base salary of $400,000 in 2011 subject to annual increases at the discretion of the Chief Executive Officer and, commencing in 2014, the Compensation Committee, (ii) a performance bonus, pursuant to the Company’s Management Incentive Plan, (iii) reimbursement of certain reasonable business expenses, (iv) the right to participate in such employee benefit programs for which senior executives of the Company generally are eligible, and (v) options to purchase 2,854 common units of the Company at an exercise price of $100.00 per common unit, of which half of which will vest 25% per year, over a four year period, beginning on October 15, 2011 and ending on October 15, 2014 and the other half will vest on the earlier of  a specified event or October 15, 2020.

In the event of a public offering or change of control from and after April 15, 2012, all unvested options will immediately vest upon the date of the public offering or change of control.

In the event that Mr. Flaherty’s employment is terminated for any reason other than cause, within ninety days before  a public offering or change of control (or, if earlier, the signing of a purchase and sale agreement that results in a change of control), Mr. Flaherty’s then-unvested options will immediately vest upon such employment termination.

If, at any time during Mr. Flaherty’s employment, the Company materially breaches the employment agreement and does not cure such breach within 30 days after the Company’s receipt of written notice thereof in reasonable detail from Mr. Flaherty, he may resign and will be treated as if he had been terminated by the Company without cause.

Outstanding Equity Awards at Fiscal Year-End

There were 8,354 and 11,325 common unit options outstanding as of December 31, 2013 and 2012, respectively. The table detailing unexercised options has been omitted because the number of options outstanding is immaterial.

Option Exercises and Stock Vested

There were no common unit options exercised by the Named Executive Officers in 2013 and 2012. In addition, our Governing Board has not granted any restricted shares to the Named Executive Officers.

Pension and Retirement Benefits

The following Pension Benefits table shows each Named Executive Officer’s number of years of credited service, present value of accumulated benefit and payments during the last fiscal year under the Retirement Plan.  The Retirement Plan is a defined benefit pension plan.  Accrual of future benefits under the Retirement Plan ceased on December 31, 2008.  Accordingly, a participant’s pension benefit does not credit service after December 31, 2008 and does not consider pay earned after December 31, 2008, but interest credits, as described below, continue to be made on the accumulated benefits.  Effective January 1, 2014, the Retirement Plan was renamed the Colt Retirement Defined Benefit Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Dennis R. Veilleux Chief Executive Officer	Retirement Defined Benefit Plan	2.67	$21,088	None

Gerald R. Dinkel Former Chief Executive Officer	Retirement Defined Benefit Plan	—	$—	None

Scott B. Flaherty Sr. Vice President and Chief Financial Officer	Retirement Defined Benefit Plan	—	$—	None

Jeffrey G. Grody Sr. Vice President and General Counsel	Retirement Defined Benefit Plan	3.33	$38,929	None

J. Michael Magouirk Senior VP of Operations and COO	Retirement Defined Benefit Plan	8.75	$78,208	None

The Retirement Plan covers our eligible executive officers, including the Named Executive Officers (other than Messrs. Dinkel and Flaherty), and other salaried employees in the United States.  It is subject to both the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

Benefits are payable as a life annuity (actuarially equivalent to the account balance), an actuarially equivalent 50%, 66- 2/3%, 75%, or 100% joint and survivor annuity or a 10-year certain and continuous annuity.  Instead of receiving his or her entire benefit as an annuity, a Named Executive Officer may elect to receive a portion of the benefit as a lump sum.  The amount that may be paid as a lump sum is based on the benefit the Named Executive earned before January 1, 1993.  All Named Executive Officers were hired after 1993 and, therefore, the lump sum option is unavailable to them.

The benefits reported in the Pension Benefits table are the present value of the Named Executive Officer’s cash balance accounts at December 31, 2013 with assumed growth due to Interest Credits until benefit payments commence, which is assumed to be on the participant’s normal retirement date, at age 65.  The present value of the benefits was determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements; i.e., the RP-2000 combined mortality table for males and females and a discount rate of 6%.  Retirement Plan accounts are assumed to grow with interest at 6.5% until commencement of pension benefits.  No additional earnings or service after December 31, 2008 are included in the calculation of the accumulated benefits.

A Named Executive Officer may receive his or her benefit following termination of employment, if he or she has attained early retirement age, and may defer benefit payments until any time between early retirement age and normal retirement age.  Early retirement age is defined as age 55 or over with at least 10 years of service.  As of December 31, 2013, Messrs. Veilleux, Grody, and Magouirk had not attained early retirement age

Generally, a participant’s years of credited service are based on the years an employee participates in the Retirement Plan.  The years of credited service for the Named Executive Officers are based only on their service while eligible for participation in the Retirement Plan.  Accruals under the Retirement Plans ceased on December 31, 2008, and accordingly, service performed after such date is not counted.

Benefits under the Retirement Plan are funded by Company contributions to an irrevocable tax-exempt trust.  A participant’s benefits under the Retirement Plan are payable from the assets held by the tax-exempt trust.

Potential Payments upon Termination or Change in Control

Other than with respect to Mr. Veilleux and Mr. Flaherty, we do not have formal employment or change of control agreements with our Named Executives.  Pursuant to Mr. Veilleux’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Veilleux’s employment other than for “cause” (as defined in the employment agreement), the Company will provide Mr. Veilleux with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Veilleux’s delivery of an executed release.  See “—Summary Tables for Potential Payments Upon Termination or Change in Control” for the effect of a public offering or change of control on Mr. Veilleux’s stock options.

Pursuant to Mr. Flaherty’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Flaherty’s employment other than for “cause” (as defined in his employment agreement), the Company will provide Mr. Flaherty with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Flaherty’s delivery of an executed release.  See “—Summary Tables for Potential Payments Upon Termination or Change in Control” for the effect of a public offering or change of control on Mr. Flaherty’s stock options.

We have offer letters with several of the Named Executive Officers that provide for severance benefits as described below.  We believe that these severance benefits were an important factor in our ability to attract the Named Executive Officer to the Company.  Our initial offer letter agreement with Mr. Grody provides for a lump sum severance benefit equal to his annual base salary to be paid to him if his employment is terminated by us not for cause or he ceases to be the general counsel of the Company at the Board’s written request and he therefore resigns, in either case after a change of control of the Company.  These severance benefits are double trigger benefits, provided only after both a change of control and termination of employment as described above.  We also have an offer letter with Mr. Magouirk that provides, in the event his employment is terminated by the Company not for cause, for the payment of severance benefits equal to up to twelve months’ base salary, payable monthly so long as he remains unemployed and is actively searching for work.

Pension Plans

See “— Pension and Retirement Benefits” for the actuarial present value of the accumulated pension benefits payable to Named Executive Officers upon termination of employment.

Summary Tables for Potential Payments Upon Termination or Change in Control

The following tables set forth potential payments to the Named Executive Officers upon termination of their employment or a change in control under their current employment agreements and other applicable agreements as of December 31, 2013. (in dollars)

Dennis R. Veilleux, President and Chief Executive Officer

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control	Termination Without Cause After Change in Control
Severance (1)	$—	$—	$400,000	$—	$—	$400,000

(1)                             Per the terms of Mr. Veilleux’s employment agreement, under certain circumstances, the Company will pay Mr. Veilleux severance benefits equal to one year of his base salary. The severance benefits shall be paid out as follows: a lump sum equal to one twelfth of Mr. Veilleux’s base salary on the 30th day following such termination of employment and then continuing payments, made in accordance with the Company’s schedule for payment of its employees’ salaries, for eleven months. Payment of severance benefits may be delayed until six months after separation from service, if necessary, to comply with Internal Revenue Code Section 409A. Mr. Veilleux must execute a release of claims acceptable to the Company in order to receive severance benefits.

Scott B. Flaherty, Sr. VP and Chief Financial Officer

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control (1)	Termination Without Cause After Change in Control
Severance (2)	$—	$—	$430,560	$—	$430,560	$430,560
Common unit options (unvested and accelerated) (3)	$—	$—	$—	$—	$336,736	$336,736

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

(3)                                 Amount reflects the difference between the exercise price of the option and the value of our common units, which was $288.78 as of December 31, 2013.  Options that are fully vested by their terms as of December 31, 2013 are not included in the numbers above.

Jeffrey G. Grody, Sr. VP and General Counsel

	Death or Disability	Terminated with Cause	Terminated without Cause	Voluntary Termination	Resign for Good Reason After Change in Control (1)	Termination Without Cause After Change in Control
Cash payment (2)	$—	$—	$—	$—	$471,688	$471,688

(1)                                 For purposes of this column, “good reason” includes a resignation by Mr. Grody if he ceases to be General Counsel of the Company at the Governing Board’s written request after a change in control.

(2)                                 Cash payment is one-time Mr. Grody’s annual base salary payable at the time of termination or resignation.

J. Michael Magouirk, Sr. VP of Operations and COO

	Death or Disability	Terminated with Cause	Terminated without Cause(1)	Voluntary Termination	Resign for Good Reason After Change in Control	Termination Without Cause After Change in Control
Severance (1)	$—	$—	$374,920	$—	$—	$—

(1)                                 Severance is one-time Mr. Magouirk’s base salary, payable on a monthly basis while Mr. Magouirk is unemployed and actively searching for work.

Director Compensation

Our Governing Board establishes compensation of any or all members of the Governing Board for services to Colt Defense LLC.  The Governing Board’s compensation policy calls for each member of the Governing Board who is not an employee of Colt Defense LLC, or Sciens Management to receive a $40,000 annual retainer for Governing Board services payable in equal installments, quarterly.  All directors are reimbursed for reasonable travel and lodging expenses incurred in connection with their roles.

The following table summarizes our director compensation for the 2013 fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Comp.($)		Total ($)
General George W. Casey Jr., USA (ret.)	$40,000		$5,000	(1)	$45,000
Field Marshall the Lord Guthrie of Craigiebank (Charles Guthrie)	40,000	—	—		40,000
Philip A. Wheeler	40,000	—	—		40,000

(1)         Includes per diem compensation under the advisory agreement between General Casey and Colt Defense.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our limited liability company interests as of March 17, 2014 for:

•                       each person who is known by us to own beneficially more than 5% of our limited liability company interests;

•                       each of our directors;

•                       each of our executive officers named in the Summary Compensation Table; and

•                       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Interests issuable upon the exercise of options that are exercisable within 60 days of March 17, 2014 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

Name of Beneficial Owner	Number of Interests	Percent
Sciens Management LLC and affiliates (1)	115,303.059	87.24%
Lt. General William M. Keys (ret.)	7,698.471	5.82%
Dennis R. Veilleux (2)	—	—
Jeffrey G. Grody (2)	1,344.892	1.02%
Gerald R. Dinkel (2)	—	—
Scott B. Flaherty (2)	—	—
J. Michael Magouirk (2)	307.789	0.23%
Daniel J. Standen (1) (2)	—	—
General George W. Casey Jr., USA (ret.) (2)	—	—
Field Marshall the Lord Guthrie of Craigiebank (2)	—	—
Michael Holmes (2)	—	—
John P. Rigas (1) (2)	115,303.059	87.24%
Philip A. Wheeler (2)	—	—
All executive officers and directors as a group	116,955.740	88.49%

(1)         Comprised of the following: (a) Colt Defense Holding LLC, or CDH, is the direct beneficial owner of 60,213.137 common units included in this table, (b) CDH II LLC, or CDH II, is the direct beneficial owner of 10,505.293 common units included in this table, (c) Colt Defense Holding III L.P., or CDH III, is the direct beneficial owner of 44,461.189 common units included in this table and (d) Sciens Management LLC is the beneficial owner of 123.440 common units pursuant to a Voting Trust Agreement, dated as of July 12, 2013 (the “Voting Trust”) included in this table.  Sciens Management LLC is the managing member of CDH and may be deemed to beneficially own the common units of Colt Defense directly held by CDH and CDH II, as CDH is a manager of CDH II. Sciens Management LLC is the sole trustee under the Voting Trust and may be deemed to beneficially own the common units held by the Voting Trust.   A wholly owned subsidiary of Sciens International Investments and Holdings SA, or Sciens International, is also a manager of CDH II and may be deemed to be the beneficial owner of the common units owned by CDH II. Sciens Management disclaims beneficial ownership of the common units owned by CDH, CDH II and the Voting Trust, except to the extent of its indirect pecuniary interest therein. Colt Defense Holding III GP LLC, or CDH III GP, is the general partner of CDH III and may be deemed to beneficially own the common units of Colt Defense directly held by CDH III.  CDH III GP disclaims beneficial ownership of the common units of Colt Defense held by CDH III.  John P. Rigas is the managing member of Sciens Management and its sole member. John P. Rigas and Daniel Standen are the managing members of CDH III GP.  Under applicable law, Mr. Rigas and his spouse may be deemed to be the beneficial owners of the securities of owned of record by CDH, CDH II, CDH III and the Voting Trust by virtue of such status. Each of Mr. Rigas and Mr. Rigas’ spouse disclaims beneficial ownership of all common units owned by CDH, CDH II, CDH III and the Voting Trust, except to the extent of their respective indirect pecuniary interest therein.  Under applicable law, Daniel Standen may be deemed to be the beneficial owner of the securities of owned of record by CDH III.  Daniel Standen disclaims beneficial ownership of all common units owned by CDH III, except to the extent of his indirect pecuniary interest therein.  The address of CDH, CDH II, CDH III and the Voting Trust is c/o Sciens Capital Management LLC, 667 Madison Avenue, New York, New York 10065. The address of Sciens International is 10 Solonos Str., Kolonaki, Athens, Greece 106 73.

(2)         The address of each of our directors and executive officers listed above is c/o Colt Defense, 547 New Park Avenue, West Hartford, Connecticut 06110.

The following table sets forth the information regarding Equity Compensation.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,354.000	$206.21	10,524.000
Equity compensation plans not approved by security holders	0.000	$0.00	0.000
Total	8,354.000	$206.21	10,524.000

Item 13.   Certain Relationships and Related Transactions and Director Independence

Lease agreement

On October 25, 2012, we signed an amendment to the operating lease with NPA Hartford LLC, a related party, for our corporate headquarters and primary manufacturing facility in West Hartford, Connecticut. The lease amendment extends our lease for three years to October 25, 2015. The terms of the lease agreement include monthly rent of $69 in the first year of the extension period and a 2% rent increase in each of the two subsequent years of the extension period.  We are responsible for all related expenses, including, taxes, maintenance and insurance.  For additional information about our West Hartford facility, see Item 2 of this Form 10-K.  Certain of the principals of Sciens Management and certain of our managers, (including Messrs. Rigas and Standen) have a direct and/or indirect ownership interest in NPA Hartford LLC.

Services agreement

In July 2013, Colt entered into a services agreement (“Archives Agreement”) with Colt Archive Properties LLC (“Archives Properties”), one of the owners of which is a member of Colt Defense’s Governing Board and affiliates of which beneficially own a substantial portion of Colt Defense’s limited liability interests. Under the Archives Agreement, Colt agrees to provide designated employees to provide services to Archive Properties for an initial annual fee of $241, payable quarterly in arrears. The Company records revenue related to archive services as net sales and costs associated with providing archive services in cost of sales.

Distributions to members of Colt Defense LLC

Colt Defense is treated as a partnership for federal and state income tax purposes and is not subject to U.S. federal or state income taxes. Consequently, all taxable income (loss) of Colt Defense is reported to its members for inclusion in their respective income tax returns. The limited liability agreement of Colt Defense requires distributions to the members in any year in which there is U.S. taxable income. The member’s distribution is equal to the product of the highest combined marginal federal, state, or local income tax rate applicable to any member and the highest taxable income allocated to any one unit, to the extent that the Governing Board determines that sufficient funds are available.

The amounts of these distributions to members to fund their allocable shares of taxable income were $6.4 million in 2013 and $3.3 million in 2012. In 2011, we made a $12.9 million special distribution to our members.

During 2013, tax distributions to our members have been made in amounts equal to approximately 47% of our taxable income for the applicable period.  Under the terms of the Credit Agreement and the indenture governing the Senior Notes, we are permitted to adjust our tax related distributions for tax years beginning after 2009 to fund the deemed tax liability of our members from their investment in the Company.  As a result, the Company may make distributions for the payment of deemed tax liabilities of our members that are in excess of the amount that is 45% of our taxable income.

Financial advisory agreements

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates beneficially owns a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, Colt pays Sciens Management an aggregate annual retainer of $350,000. In July 2013, Colt Defense entered into a consulting services agreement with Sciens Institutional Services LLC, an affiliate of Sciens Management, pursuant to which Sciens Institutional Services LLC provides us with investment banking, corporate and strategic advisory services in return for $650,000 per year paid quarterly in advance and such other fees as Sciens Institutional Services LLC and we may agree in connection with a specific transaction, as well as the reimbursement of expenses.  John P. Rigas, one of our Managers, is a partner and the sole manager and unit holder of Sciens Management LLC.  Furthermore, Daniel J. Standen, one of our Managers, is a partner of Sciens Capital Management.  Colt has agreed to indemnify Sciens Management and Sciens Institutional Services LLC for losses relating to the services contemplated by these agreements.  Sciens Management and Sciens Institutional Services LLC receive from Colt from time to time additional investment banking and other fees for services provided, including in connection with our Leveraged Recapitalization transactions.

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

Principal Accountant Fees and Services

The following is a summary of the fees billed to Colt Defense by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit Fees	$630	$525
Audit-related Fees	227	50
Tax Fees	—	15
Other Fees	35	143
	$892	$733

Audit Fees.    Audit fees consist of fees billed for professional services rendered for the integrated audit of Colt Defense’s consolidated financial statements, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

Audit-related Fees. Audit-related fees consist of fees billed for the New Colt acquisition and professional services related to the review of our documentation and testing of our internal control over financial reporting in conjunction with our requirement to comply with Section 404 of the Sarbanes-Oxley Act.

Tax Fees.  Tax fees consist of advisory services related to an income tax audit.

Other Fees. Other fees consist of expenses billed.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

(a)         Financial Statement Schedules

(1)         Financial Statements can be found under Item 8 of Part II of this Form 10-K

(2)         All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)         Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit	Location

2.1	Agreement and Plan of Merger, dated July 12, 2013, by and among Colt Defense LLC, New Colt Acquisition Corp., New Colt Holding Corp. and Donald E. Zilkha and Edward L. Koch III.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

3.1

Amended and Restated Limited Liability Company Agreement of Colt Defense LLC, dated as of June 12, 2003, reflecting the amendments adopted as of July 9, 2007, August 11, 2011, March 2012 and June 28, 2013.

Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

3.2	Certificate of Incorporation of Colt Finance Corp., effective October 15, 2009.	Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

3.3	By-Laws of Colt Finance Corp., effective November 7, 2009.	Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

4.1.1	Indenture, dated as of November 10, 2009, by and among Colt Defense LLC, Colt Finance Corp. and Wilmington Trust FSB as trustee.	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

4.1.2

Supplemental Indenture, dated as of June 19, 2013, by and among Colt International Coöperatief U.A., Colt Canada Corporation and Colt Defense Technical Services LLC, Colt Defense LLC, Colt Finance Corp. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee under the Indenture dated as of November 10, 2009.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 19, 2013

4.1.3

Indenture Supplement, dated as of July 12, 2013, by and among New Colt Holding Corp., Colt’s Manufacturing Company, LLC, Colt Defense LLC, Colt Finance Corp. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee under the Indenture dated as of November 10, 2009.

Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

4.2	Registration Rights Agreement, dated as of November 10, 2009.	Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

4.3	Form of 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

4.4	Form of Guarantee 8.75% Senior Note due 2017 (included as part of Exhibit 4.1).	Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.1	Letter Agreement, between certain of the management companies	Exhibit 10.1 to the Company’s Registration

	associated with Sciens Management, L.L.C. and Colt Defense LLC, dated as of July 9, 2007.	Statement on Form S-4/A dated March 21, 2011

10.2	Consulting Services Agreement, dated as of July 12, 2013, by and between Colt Defense LLC and Sciens Institutional Services LLC.	Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.3

Agreement between Colt Defense LLC and Colt’s Manufacturing Company LLC and Amalgamated Local No. 376 and the United Automobile, Aerospace, and Agricultural Implement Workers of America — UAW, dated April 1, 2012

Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated March 25, 2013

10.4.1	Net Lease by and between Landlord: NPA Hartford LLC and Tenant: Colt Defense LLC, dated October 26, 2005	Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 25, 2013

10.4.2	Amendment of Lease, by and between NPPA Hartford LLC and Colt Defense LLC, dated October 25, 2012	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2012

10.5.1	Employment Agreement, dated as of August 20, 2013, between Dennis Veilleux and Colt Defense LLC.†	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 20, 2013

10.5.2	Separation Agreement, dated as of August 20, 2013, between Gerald R. Dinkel and Colt Defense LLC.†	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2013

10.5.3	Letter agreement, dated as of August 30, 2005, between Jeffrey Grody and Colt Defense LLC.†	Exhibit 10.7.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.5.4	Letter agreement, dated as of April 28, 2003, between J. Michael Magouirk and Colt Defense LLC.†	Exhibit 10.7.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.5.5	Employment Agreement, dated as of February 1, 2011, between Scott B. Flaherty and Colt Defense LLC.†	Exhibit 10.7.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.5.6	Colt Defense LLC Advisory Agreement between Colt Defense LLC and the Undersigned Senior Advisor General George W. Casey Jr., UAS (ret), dated December 16, 2011.	Exhibit 10.7.5 to the Company’s Annual Report on Form 10-K dated February 24, 2012

10.6.1	Colt Defense Salaried Income Plan effective November 4, 2002.†	Exhibit 10.8.1 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.2	First Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2005†	Exhibit 10.8.2 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.3	Second Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2004†	Exhibit 10.8.3 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.4	Third Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective March 28, 2005†	Exhibit 10.8.4 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.5	Fourth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2008†	Exhibit 10.8.5 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.6	Fifth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective January 1, 2009†	Exhibit 10.8.6 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.6.7	Sixth Amendment to the Colt Defense LLC Salaried Retirement Income Plan effective December 31, 2008†	Exhibit 10.8.7 to the Company’s Registration Statement on Form S-4/A dated March 21, 2011

10.7	Colt Defense LLC Long-term Incentive Plan, dated March 1, 2012	Exhibit 10.1 to the Company’s Quarterly Report

on Form 10-Q dated May 2, 2012

10.8.1

Credit Agreement, dated as of September 29, 2011, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2011

10.8.2

Amendment No. 1 to Credit Agreement, dated February 24, 2012, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as the Guarantor, Wells Fargo Capital Finance, LLC, as Agent, Sole Lead Arranger, Manager and Bookrunner.

Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K dated February 24, 2012

10.8.3

Amendment No. 2 to Credit Agreement, dated March 22, 2013, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as a guarantor, the lenders party thereto and Wells Fargo Capital Finance, LLC, as Agent.

Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K dated March 25, 2013

10.8.4

Amendment No. 3 to Credit Agreement and Consent, dated as of June 19, 2013, by and among Wells Fargo Capital Finance, LLC as agent for the Lenders pursuant to the Credit Agreement, the parties to the Credit Agreement as lenders, Colt Defense LLC, as US Borrower, Colt Canada Corporation, as Canadian Borrower (and, together with the US Borrower, the “Borrowers”), Colt Finance Corp., (“Colt Finance”), Colt Defense Technical Services LLC, a Delaware limited liability company (“CDTS”), and Colt International Coöperatief U.A., a cooperative formed under Dutch law (“Dutch Holdings”, and together with Colt Finance and CDTS, the “Guarantors”).

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2013

10.8.5

Amendment No. 4 to Credit Agreement, dated as of July 12, 2013, by and among Wells Fargo Capital Finance, LLC as agent for the Lenders pursuant to the Credit Agreement, the parties to the Credit Agreement as lenders, Colt Defense LLC, Colt Canada Corporation, Colt Finance Corp., Colt Defense Technical Services LLC, Colt International Coöperatief U.A., New Colt Acquisition Corp., New Colt Holding Corp. and Colt’s Manufacturing Company, LLC.

Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.9	Unit Redemption Agreement, dated March 22, 2013, by and among Colt Defense LLC, as buyer, and Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P., as sellers.	Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated March 25, 2013

10.10

Term Loan Agreement, dated July 12, 2013, by and among Colt Defense LLC, Colt Finance Corp., New Colt Acquisition Corp., New Colt Holding Corp., Colt’s Manufacturing Company, LLC, Colt Canada Corporation, and Colt Defense Technical Services LLC, Colt International Coöperatief U.A., Cortland Capital Market Services LLC, as Agent, and the lenders party thereto.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.11	Limited Liability Company Interests Purchase Agreement, dated as of July 12, 2013, by and between Colt Defense LLC and the buyers party thereto.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.12	Option Agreement, dated as of July 12, 2013, by and among Colt’s Manufacturing Company LLC, Colt Archive Properties LLC, Donald E. Zilkha and John P. Rigas.	Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.13	Services Agreement, dated as of July 12, 2013, by and among Colt Defense LLC, Colt Archive Properties LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 12, 2013

12	Statement of ratio of earnings to fixed charges.	Exhibit 12 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

14	Colt Defense LLC Code of Ethics for Senior Officers dated June 22, 2011.	Exhibit 14 to the Company’s Annual Report on Form 10-K dated February 24, 2012

21	Subsidiaries of Registrant	Filed herewith

24.1	Power of Attorney	Included on Page 111 of this Annual Report on Form 10-K

25.1	Form T-1 Statement of Eligibility of Wilmington Trust FSB, as Trustee for Indenture dated November 10, 2009.	Exhibit 25.1 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

31.1	Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Kevin G. Green pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Press Release, dated July 12, 2013, titled “ Colt Defense LLC and New Colt Holding Corp. Merge”	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

99.2

Audited consolidated balance sheets of New Colt as of December 31, 2012 and 2011 and the audited consolidated statements of operations, stockholder’s equity, and cash flows of New Colt for the years ended December 31, 2012 and 2011 and the notes related thereto and the related independent auditor’s report.

Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated July 12, 2013

99.3

Unaudited consolidated balance sheet of New Colt as of March 31, 2013 and related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2013 and April 1, 2012 and the unaudited notes related thereto.

Exhibit 99.2 to the Company’s Current Report on Form 8-K/A dated July 12, 2013

99.4	Unaudited pro forma condensed consolidated financial statements as of and for the three months ended March 31, 2013 and for the year ended December 31, 2012 and the notes thereto.	Exhibit 99.3 to the Company’s Current Report on Form 8-K/A dated July 12, 2013

99.5	Press Release dated August 22, 2013, titled “Colt Defense Announces Senior Management Change”.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 20, 2013

101.INS	XBRL Instance Document *	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document *	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	Furnished herewith

†	Management contracts and compensatory plans and arrangements.
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
Scott B. Flaherty
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dennis R. Veilleux and Scott B. Flaherty, jointly and severally, his true and lawful attorneys-in-fact, singly, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R. Veilleux	Chief Executive Officer &	March 20, 2014
Dennis R. Veilleux	Manager

/s/ Scott B. Flaherty	Chief Financial Officer	March 20, 2014
Scott B. Flaherty

/s/ Kevin G. Green	Corporate Controller	March 20, 2014
Kevin G. Green

/s/ Gen. George W. Casey, Jr., USA (ret.)	Manager	March 20, 2014
Gen. George W. Casey Jr., USA (ret.)

/s/ Gen. the Lord Guthrie of Craigiebank	Manager	March 20, 2014
Gen. the Lord Guthrie of Craigiebank

/s/ Gerald R. Dinkel	Manager	March 20, 2014
Gerald R. Dinkel

/s/ Michael Holmes	Manager	March 20, 2014
Michael Holmes

/s/ John P. Rigas	Manager	March 20, 2014
John P. Rigas

/s/ Daniel J. Standen	Manager	March 20, 2014
Daniel J. Standen

/s/ Philip A. Wheeler	Manager	March 20, 2014
Philip A. Wheeler