Form 10-Q
period 2014-03-30
Colt Defense LLC; Colt Finance Corp.
filed 2014-05-14
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2014

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

The number of shares outstanding of the Registrant’s common stock as of May 14, 2014 was none.

COLT DEFENSE LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	March 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$12,594
Restricted cash	771	771
Accounts receivable, net	13,536	22,481
Inventories	77,192	66,674
Deferred tax assets	106	954
Other current assets	5,193	5,964
Total current assets	104,197	109,438

Property and equipment, net	29,709	30,733
Goodwill	50,836	51,225
Trademarks	50,100	50,100
Intangible assets with finite lives, net	12,456	13,415
Deferred financing costs	7,135	7,742
Long-term restricted cash	572	572
Other assets	1,491	1,510
Total assets	$256,496	$264,735
LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$—	$7,083
Accounts payable	16,224	14,038
Accrued expenses (Note 10)	31,185	26,291
Pension and retirement liabilities - current portion	1,085	1,085
Customer advances and deferred income	14,391	12,647
Long-term debt - current portion	5,000	5,000
Accrued distributions to members	670	670
Total current liabilities	68,555	66,814

Long-term debt	290,123	289,817
Pension and retirement liabilities	21,252	21,670
Long-term deferred tax liability	17,819	18,715
Long-term distribution payable to members	2,277	2,277
Other long-term liabilities	2,082	2,230
Total long-term liabilities	333,553	334,709
Total liabilities	402,108	401,523
Commitments and Contingencies (Note 16)
Deficit:
Accumulated deficit	(135,399)	(127,466)
Accumulated other comprehensive loss	(10,213)	(9,322)
Total deficit	(145,612)	(136,788)
Total liabilities and deficit	$256,496	$264,735

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	$50,080	$63,849
Contract obligation expense	311	—
Cost of sales	39,957	45,179
Gross profit	9,812	18,670

Operating expenses:
Selling and commissions	4,461	3,093
Research and development	1,243	819
General and administrative	3,909	3,725
	9,613	7,637
Business development	500	75
Total operating expenses	10,113	7,712
Operating income	(301)	10,958

Other expense (income):
Interest expense	7,684	5,994
Other income	(71)	(787)
Total other expense, net	7,613	5,207
Income (loss) before provision for income taxes	(7,914)	5,751
Income tax expense (benefit)	(86)	681
Net income (loss)	$(7,828)	$5,070

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Net income (loss)	$(7,828)	$5,070

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation losses	(938)	(577)

Pension and postretirement benefit liabilities:
Other comprehensive income arising during the period	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	47	133
	47	133
Comprehensive income (loss)	$(8,719)	$4,626

The accompanying notes are an integral part of these consolidated fmancial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Operating Activities
Net income (loss)	$(7,828)	$5,070
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,308	1,162
Amortization of financing fees	606	414
Amortization of debt discount	305	104
Deferred income taxes	3	(60)
Other non-cash items	(15)	13
Changes in operating assets and liabilities:
Accounts receivable	8,648	(15,618)
Inventories	(10,790)	(6,151)
Prepaid expenses and other current assets	736	(91)
Accounts payable and accrued expenses	6,952	7,166
Accrued pension and retirement liabilities	(371)	(338)
Customer advances and deferred income	2,076	(711)
Other	(103)	5
Net cash provided by (used in) operating activities	2,527	(9,035)
Investing Activities
Purchases of property and equipment	(653)	(1,265)
Change in restricted cash	—	5
Net cash used in investing activities	(653)	(1,260)
Financing Activities
Line of credit repayments	(7,083)	(6)
Purchase of common units	—	(14,000)
Net cash used in financing activities	(7,083)	(14,006)
Effect of exchange rates on cash and cash equivalents	14	(113)
Change in cash and cash equivalents	(5,195)	(24,414)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$7,399	$17,959

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63	$378
Cash paid for income taxes	313	295
Non-cash consideration for sale of equipment	—	23
Accrued purchases of fixed assets	—	7
Accrued distribution to members	2,947	1,418

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1    Nature of Business

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

As of January 1, 2014, Colt effected a legal entity restructuring whereby Colt Defense LLC (“Colt Defense”) and New Colt Holding Corp. (“New Colt”) (See Note 3, “Acquisition” and Note 11, “Income Taxes”) contributed their assets and operations to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), a limited liability corporation.  The contribution created a combined operating entity for the Company’s U.S. based operations.

At March 30, 2014, Colt Defense, a limited liability corporation, owned 100% of Colt Finance Corp. (“Colt Finance”), New Colt, a C corporation, and Colt Defense Technical Services LLC (“CDTS”), a limited liability corporation.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring and Colt Defense and CDTS collectively own 100% of Colt International Cooperatief U.A. (“Colt International”), a Dutch cooperatief, which owns 100% of Colt Canada Corporation (“Colt Canada”),  a Canadian C corporation.  At December 31, 2013, Colt Defense owned 100% of Colt Finance, New Colt and CDTS. New Colt owned 100% of Colt’s Manufacturing and Colt Defense and CDTS collectively owned 100% of Colt International which owned 100% of Colt Canada.

The company operates on a monthly 4-4-5 week calendar with the end of each month on a Sunday, except for the month of December which ends on the 31st. The first two months of each quarter, with the exception of January, have four weeks and the third month of each quarter, with the exception of December, has five weeks.  The 4-4-5 calendar ensures that the end date of the period is always the same day of the week, which is utilized by the Company for shift and manufacturing planning, and it also ensures that every period is the same length.

Note 2    Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements of Colt Defense and Colt Finance  (collectively, the “Company”,  or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three months ended March 30, 2014 and March 31, 2013 have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2013. The consolidated balance sheet dated December 31, 2013 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On July 12, 2013 (the “Merger Date”), the Company acquired 100% ownership (the “Merger”) of New Colt.  The results of New Colt have been included in the unaudited consolidated financial statements from the Merger Date.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform with the current year presentation. The amounts reclassified relate to cost of training revenue which was reclassified from selling and commission expense to cost of sales and royalty revenue reclassified from other (income) expense, to net sales. Amortization of purchased intangibles was reclassified from a separate line item to selling and commission expense and business development expenses were reclassified from other income to a separate line.

The cost of training reclassification was $81 for the three months ended March 31, 2013.  The royalty revenue reclassification had no impact on the financial statements as amounts were intercompany transactions and eliminated for the three months ended March 31, 2013. The amortization of purchased intangibles reclassification was $117 for the three months ended March 31, 2013. The reclassification of business development expenses was $75 for the three months ended March 30, 2013.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include estimates used to determine the fair value of assets acquired and liabilities assumed related to the acquisition of New Colt (see Note 3, “Acquisition”) and accruals for contract obligation expense (see Note 16, “Commitments and Contingencies”), excess and obsolete inventory, income tax expense, deferred tax asset valuation, medical claims payable, and worker’s compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at March 30, 2014 and December 31, 2013 consists of funds deposited to secure standby letters of credit primarily for performance guarantees related to the Company’s international business.

Revenue

The Company recognizes revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

The Company accounts for revenues and earnings under two long-term government contracts/programs with interrelated multiple elements (procurement of parts, manufacturing and refurbishment services) using concepts of proportionate performance. These contracts effect reported results for all periods presented. The Company estimates the total profit on each contract as the difference between the total estimated revenue and total estimated cost of the contract and recognizes that profit over the remaining life of the contract using an output measure (the ratio of units completed to the total number of units to be refurbished under the contract). The Company computes an earnings rate for each contract, including general and administrative expense, to determine operating earnings. The Company reviews the earnings rate quarterly to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates and recognized contract to date earnings resulting from these assessments are made in the period the revisions are identified. Contract costs include production costs, related overhead and allocated general and administrative costs. Amounts billed and collected on this contract in excess of revenue recorded are reflected as customer advances and deferred revenue in the Company’s consolidated balance sheets.

Anticipated contract losses are charged to operations as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including certain general and administrative expenses. If a contract is cancelled by the government for its convenience, the Company can make a claim against the customer for fair compensation for worked performed plus costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on costs incurred. When the Company has a customer claim, revenue arising from the claims process is either recognized as revenue or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. The Company had no claims recorded at any period-end presented.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The Company recognizes the benefit of an uncertain tax position that has been taken or it expects to take on income tax returns if such tax position is more likely than not to be sustained.

The Company follows the authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These unrecognized tax benefits relate primarily to issues common among multinational corporations in its industry. The Company applies a variety of methodologies in making these estimates, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as its own industry experience. The Company provides estimates for unrecognized tax benefits which may be subject to material adjustments until matters are resolved with taxing authorities or statutes expire. If its estimates are not representative of actual outcomes, its results of operations could be materially impacted.

The Company continues to maintain a valuation allowance against certain deferred tax assets where realization is not certain. The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to it for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, the Company would assess the recoverability of its deferred tax assets at that time. If the Company determines that the deferred tax assets are not realizable in a future period, the Company would record material adjustments to income tax expense in that period.

Guarantor Financial Statements

In accordance with Rule 3-10 of SEC Regulation S-X, the Company is not presenting condensed consolidating financial statements as Colt Defense and Colt Finance have no independent assets or operations.  All of the Company’s subsidiaries are 100% owned and have guaranteed the Company’s Senior Notes; and all of the guarantees are full, unconditional, joint and several.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. The Company has adopted ASU 2013-11 in the first quarter of 2014.

Note 3    Acquisition

On the Merger Date, the Company consummated the Merger with New Colt, a privately-held company, which is a world leader in the design, development and manufacture of pistols and revolvers. As a result of the Merger, the two manufacturers of Colt-branded firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense’s rifles and carbines, ownership of the Colt brand name and other related trademarks, and the technology and production facilities for the full line of Colt handguns.

Prior to determining the purchase price allocation of the Merger consideration, Colt Defense recorded the effective settlement of a pre-existing relationship with New Colt related to Colt Defense’s license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, Colt Defense recorded a gain in the third quarter of 2013 of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056. A third-party valuation firm assisted management’s calculation of the gain by comparing the value of the royalty rate in the License to the current market rate for such a license.

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

The Company, with the assistance of a third party valuation firm, valued the Colt brand and related trademarks by comparing the value of the royalty rate inherent in the prepaid license fee to the current market rate for such a license based upon both the value of the Colt brand and related trademarks in both the defense and commercial marketplace utilizing a relief from royalty methodology.

The Company, with the assistance of a third party valuation firm, determined the fair value of the finite-lived intangible assets which includes $5,240 of existing license agreements, valued based on a discounted cash flow approach, which represents the estimated fair value of New Colt license agreements for licensing the Colt trade marks to various third parties, $2,970 of developed technology, valued based on a relief from royalty method, which represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog, valued based on an excess earnings method, which represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired existing license agreements, developed technology and backlog were 6 years, 20 years, and 3 years respectively.  In addition, the Company, with the assistance of a third party valuation firm, valued the Colt brand and related trade marks by comparing the value of the royalty rate inherent in the license (see Note 8,”Goodwill, Trademarks and Other Intangible Assets”) to the current market rate for such a license based upon both the value of the Colt brand and related trade marks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense.  In evaluating the Company’s ability to recover the deferred tax assets acquired through the acquisition of New Colt, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies and results of recent operations.  In projecting future taxable income for New Colt, the Company began with historical results adjusted to include the $50,000 Term Loan (see Note 9, “Notes Payable and Long-Term Debt”) and related interest expense, incorporated assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business.  Based on the analysis performed, the Company believes, as of the acquisition date, that it is more likely than not that the benefit from New Colt’s deferred tax assets will not be realized.  In recognition of this risk, the Company provided a valuation allowance against New Colt’s deferred tax assets as part of the Company’s purchase accounting adjustments.

Goodwill is the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if indicators of impairment arise. The $36,974 of goodwill is not deductible for federal income tax purposes.

The following table reflects the unaudited pro forma operating results of the Company for three months ended March 31, 2013, which gives effect to the Merger with New Colt as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Merger been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical financial results of the Company and New Colt adjusted for certain items including depreciation and amortization expense associated with the assets acquired, the Company’s expense related to financing arrangements and the elimination of intercompany transactions. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the Merger.

Unaudited Pro Forma
Three Months Ended
March 31, 2013
Net sales	$81,813
Net income	5,546

Pro forma net income for the three months ended March 31, 2013 were adjusted to include $1,629 of additional interest expense related to the Company’s $50,000 Term Loan and to include $664 of additional expense related to the amortization of finite-lived intangible assets.

Note 4    Restructuring Costs

During the third and fourth quarters of the year ended December 31, 2013, the Company recorded restructuring costs of $1,118 for restructuring actions that were initiated as a result of the Merger with New Colt.  Of these costs, $336 is being reimbursed from an escrow established at the time of the Merger and $782 was recorded as operating expenses.  The costs consist of severance, continuation of benefits and other compensation-related expenses.  These actions, which have been completed, resulted in a workforce reduction of 10 salaried employees. Restructuring accruals are included in accounts payable, accrued expenses and other long-term liabilities on the Consolidated Balance Sheets.

The following table summarizes the three month 2014 activity in the accrual balances:

Restructuring accruals at December 31, 2013	$706
Utilization	(319)
Balance at March 30, 2014	$387

Note 5    Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $58 and $78 at March 30, 2014 and December 31, 2013, respectively.

Note 6    Inventories

The following table sets forth a summary of inventories, net of reserves at the lower of cost or market:

	March 30, 2014	December 31, 2013
Raw materials	$47,165	$43,469
Work in process	12,570	9,476
Finished products	17,457	13,729
	$77,192	$66,674

Note 7    Property and Equipment

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

Property and equipment consist of the following as of:

			Estimated
	March 30, 2014	December 31, 2013	Useful Life
Land	$325	$338	—
Building	2,551	2,653	33
Machinery and equipment	50,144	47,476	7-10
Furniture, fixtures and leasehold improvements	7,116	7,081	3-5
	60,136	57,548
Less accumulated depreciation and amortization	(33,463)	(32,152)
	26,673	25,396
Construction in process	3,036	5,337
Property and equipment, net	$29,709	$30,733

Note 8    Goodwill, Trademarks and Other Intangible Assets

Goodwill

Goodwill is tested for impairment annually as of the beginning of the Company’s fourth fiscal quarter, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. Management estimates the fair value of each reporting unit primarily using the income approach. Specifically the discounted cash flow (“DCF”) model was utilized for the valuation of each reporting unit. Management develops cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. The Company discounts the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The Company also calculates the fair value of its reporting units using the market approach in order to corroborate its DCF model results. These methodologies used in the current year are consistent with those used in the prior year.

During the first quarter of 2014, the Company has seen a decrease in the demand for commercial rifles and a decrease in international sales when compared to 2013.  The Company concluded that a triggering event has not occurred and an interim impairment test for goodwill was not necessary as of March 30, 2014.  These conclusions were based on its most recent financial projections.  If the Company’s actual results are lower than its financial projections on a longer term basis, an impairment test may be necessary which  may result in future impairment.

The following table sets forth the changes in the carrying amount of goodwill for the Company as of and for the three months ended March 30, 2014:

Total
Balance at December 31, 2013	$51,225
Effect of foreign currency translation	(389)
Balance at March 30, 2014	$50,836

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

In connection with the Merger, the Company recorded finite-lived intangible assets of $9,340 which includes $5,240 of existing license agreements which represents the estimated fair value of New Colt license agreements for licensing the Colt trademarks to various third parties, $2,970 of developed technology which represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog which represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired existing license agreements, developed technology and backlog were 6 years, 20 years and 3 years, respectively.

The net carrying value of the Company’s intangible assets with finite lives follows:

	As of March 30, 2014
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,278	$(671)	$1,607	30
Customer relationships other	5,922	(4,000)	1,922	20
License agreements	5,240	(1,210)	4,030	6
Backlog	1,699	(737)	962	3
Technology-based intangibles	6,580	(2,645)	3,935	15-20
	$21,719	$(9,263)	$12,456

	As of December 31, 2013
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,369	$(678)	$1,691	30
Customer relationships other	6,160	(4,077)	2,083	20
License agreements	5,240	(805)	4,435	6
Backlog	1,722	(604)	1,118	3
Technology-based intangibles	6,580	(2,492)	4,088	15 - 20
	$22,071	$(8,656)	$13,415

The Company expects to record annual amortization expense of $3,254, $2,770, $1,913, $1,174 and $861 for 2014, 2015, 2016, 2017 and 2018, respectively.

Note 9   Notes Payable and Long-Term Debt

Term Loan

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan bears interest at a variable rate of 9.75% plus the greater of the three month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a first priority security interest in the Company’s intellectual property and a second priority security interest in substantially all other assets. The Term Loan was issued at a discount of $2,293, which represents the lenders fees and legal expenses. The Company also incurred $2,120 in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows:

Amount
Remaining 2014	$5,000
2015	7,500
2016	36,250
Total	$48,750

On March 31, 2014, the Company made Term Loan principal and interest payments of $625 and $1,310, respectively.

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a maximum secured leverage ratio, each as defined by the Term Loan agreement. In addition, the Company cannot exceed specified levels of capital expenditures. All financial covenants, with limited exceptions, are calculated on a rolling 4-quarter basis based on financial results for the current and three preceding fiscal quarters. The Company was in compliance with its Term Loan covenants as of March 30, 2014 and December 31, 2013 and the Company monitors its future compliance based on current and anticipated financial results.  It is possible the Company will not meet one or more of the Term Loan covenants in one or more quarters in 2014.   If the Company were to not meet certain of the Term Loan covenants, the Company would likely seek a waiver from the Term Loan lenders.  There is no assurance that such a waiver could be obtained from the Term Loan lenders on a timely basis or at all, in which case the Term Loan would become a current liability.

The Term Loan agreement also contains non-financial covenants and other restrictions which limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets.

Credit Agreement

On September 29, 2011, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in its intellectual property. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and Colt’s quarterly average excess availability under the Credit Agreement. There is an unused line fee of .50% per annum, payable quarterly on the unused portion under the facility and a $40 annual servicing fee.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the Company would be required to provide the lender with more frequent compliance reporting and the lender may also assume certain other contractual privileges. The Credit Agreement contains customary events of default. As of March 30, 2014 and December 31, 2013, the Company was in compliance with all covenants and restrictions and the Company monitors its future compliance based on current and anticipated financial results.

As of March 30, 2014, there were no advances and $3,486 of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, there was a $7,083 line advance and $3,486 of letters of credit outstanding under the Credit Agreement.

On March 22, 2013, the Company entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, Colt Defense entered into Amendment No. 3 to the Credit Agreement, whereby the lenders consented to the contribution of all the issued and outstanding equity interests issued by Colt Canada to Colt International so that Colt Canada would become a wholly-owned subsidiary of Colt International, and providing for Colt International to become a guarantor under the Credit Agreement.

On July 12, 2013, Colt Defense entered into Amendment No. 4 to the Credit Agreement, which provided for New Colt to become a guarantor and Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”) to become a borrower under the Credit Agreement in connection with the Merger.

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

The Senior Notes do not contain financial covenants that require the Company to maintain compliance with any financial ratios or other measurements on a periodic basis. The Senior Notes do contain non-financial covenants that, among other things, limit the Company’s ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with its affiliates. In addition, the Indenture restricts the Company’s ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to its members, subject to certain exceptions. Such restrictions are not expected to affect the Company’s ability to meet its cash obligations for the next twelve months. Additionally, the Senior Notes contain certain cross-default provisions with other indebtedness if such indebtedness in default aggregates to $20,000 or more.

On June 19, 2013, the Company entered into a supplement to the Indenture by which Colt International, Colt Canada and CDTS became new subsidiary guarantors to the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture.

On July 12, 2013, the Company entered into a supplement to the Indenture, by which New Colt and Colt’s Manufacturing became parties to the Indenture and each agreed to jointly and severally guarantee the obligations under the Indenture.

The outstanding loan balances at March 30, 2013 and December 31, 2013 were as follows:

	March 30, 2014	December 31, 2013
Senior Notes	$248,092	$247,984
Term Loan	47,031	46,833
Credit Agreement	—	7,083
Total debt	295,123	301,900
Less: current portion	(5,000)	(12,083)
Long-term debt	$290,123	$289,817

Long-term debt was recorded net of unamortized original issue and debt discounts of $3,627 at March 30, 2014 and $3,932 at December 31, 2013.

	Three Months Ended
	March 30, 2014	March 31, 2013
Amortization of discount	$305	$104
Amortization of deferred financing costs	606	414

Note 10   Accrued Expenses

Accrued expenses consisted of:

	March 30, 2014	December 31, 2013
Accrued compensation and benefits	$5,105	$7,154
Accrued contract obligation expense	5,264	5,325
Accrued federal, excise and other taxes	4,110	4,902
Accrued interest	9,583	2,879
Accrued commissions	1,232	929
Other accrued expenses	5,891	5,102
	$31,185	$26,291

Note 11   Income Taxes

Colt Defense is a limited liability company organized under the laws of Delaware. Colt Defense is treated as a partnership for federal and state income tax purposes and is not subject to U.S. federal or state income taxes. Consequently, all taxable income (loss) of Colt Defense is reported to its members for inclusion in their respective income tax returns. The limited liability company agreement of Colt Defense requires distributions to the members in any year in which there is U.S. taxable income. The member’s distribution is equal to the product of the highest combined marginal federal, state, or local income tax rate applicable to any member and the highest taxable income allocated to any one unit, to the extent that the Governing Board determines that sufficient funds are available.

As a result of the Merger with New Colt effective July 12, 2013, Colt Defense owns 100% of New Colt, a C corporation organized under the laws of Delaware. New Colt is taxed as a corporation for U.S. federal and state income tax purposes. Through December 31, 2013, New Colt owned 100% of Colt’s Manufacturing, New Colt’s operating entity.

Effective January 1, 2014 (see Note 1, “Nature of Business”), Colt Defense and New Colt each contributed their assets and operations to Colt’s Manufacturing.  As a result, Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing, the combined domestic operating entity of the Company. The Company estimated the fair value of the Colt Defense and New Colt contributions to determine the respective ownership percentages of Colt Defense and New Colt. The allocation of the fair value of the contributions to the individual assets and liabilities contributed is preliminary and subject to change.

The combined operations of Colt’s Manufacturing are treated as a partnership for federal income tax purposes. Consequently, taxable income is computed at the partnership level to determine New Colt’s income tax expense and Colt Defense’s member distribution payable.  In conjunction with the transaction,  New Colt acquired a preferred investment in Colt’s Manufacturing and a common equity interest in exchange for its contribution. Colt Defense acquired the remaining common equity interest in exchange for its contribution. Since each member contributed assets, the Company is allocating the built in gain (the difference between fair market value and tax basis) back to the contributing member in accordance with a permitted method under Section 704(c) of the Internal Revenue Code.

Colt Defense and CDTS, a wholly owned subsidiary, collectively own 100% of Colt International, a Dutch cooperatief. Colt International owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes. Subsequent to March 30, 2014, Colt Canada declared and paid dividends to Colt International. Under the terms of the treaty between Canada and The Netherlands, Colt Canada is required to withhold taxes on the dividends at a rate of 5%.

The provision (benefit) for foreign income taxes is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Current	$(89)	$741
Deferred	3	(60)
Total	$(86)	$681

New Colt has a partnership interest in Colt’s Manufacturing in which the book basis of New Colt’s assets and liabilities contributed exceeds the tax basis of those assets and liabilities. Therefore, New Colt has a deferred tax liability with respect to their partnership interest as of March 30, 2014. The requirement that the partnership use carryover basis with respect to the contributed assets resulted in the partnership’s basis in the assets being equal to New Colt’s investment in the partnership.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  A significant portion of the value of New Colt’s asset contribution was attributed to an indefinite lived intangible asset. Consequently,   the exclusion of the portion of the contribution related the indefinite lived intangible asset from the deferred tax liability associated with the partnership interest would put New Colt in a net deferred tax asset position. The Company has established that it is more likely than not that the full amount of New Colt’s deferred tax assets will not be recognized in future years. Consequently, New Colt continues to maintain a valuation allowance on its net deferred tax assets.

Note 12   Pension and Postretirement Benefits

As a result of the Merger in 2013, the Company had four noncontributory, domestic defined benefit pension plans (“Plans”) that covered substantially all eligible salaried and hourly U.S. employees. The bargaining unit Plans were combined on January 1, 2014 and the salaried Plans were combined on January 1, 2014.

Effective December 31, 2012, the pension benefits under the two hourly defined benefit plans were frozen. The benefits under the two salaried defined benefit plans have been frozen since December 31, 2008. Accordingly, participants retain the pension benefits that have already accrued. However, no additional benefits have accrued since the effective date of the freeze.

Pension expense for the New Colt plans is included in the amounts below from the Merger Date.

The components of income recognized in the Company’s Consolidated Statements of Operations for pension plans are as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Service cost	$—	$—
Interest cost	379	273
Expected return on assets	(494)	(421)
Amortization of unrecognized loss	66	105
Net periodic (income)	$(49)	$(43)

The Company also provides certain postretirement health care coverage to retired U.S. employees who were subject to a collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in the Company’s consolidated financial statements during the employees’ active working career. In connection with the Company’s collective bargaining agreement, it has capped certain retirees to approximately $250 (not in thousands) per employee per month.

Postretirement health care expense for the New Colt plan is included in the amounts below from the Merger Date.

The components of cost recognized in the Company’s Consolidated Statements of Operations for postretirement health care coverage are as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Service cost	$164	$64
Interest cost	212	132
Amortization of unrecognized prior service costs	(43)	(43)
Amortization of unrecognized loss	24	71
Net periodic cost	$357	$224

Note 13   Accumulated Deficit

Colt Defense’s authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units, and 250,000 preferred units. Common units issued and outstanding as of both March 30, 2014 and December 31, 2013 were 132,174.  No Class B common units or preferred units have been issued.

On March 22, 2013, Colt Defense purchased 31,165.589 common units (“Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14.0 million pursuant to an equity purchase agreement, dated as of March 22, 2013 (“Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds.  In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under the Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds.

On July 12, 2013, the Company issued and sold 31,165.589 of Colt Defense common units to certain new and existing holders for $9,000 of consideration, of which $5,000 was paid in cash and $4,000 was related to Merger consideration reinvested by certain New Colt investors into Colt Defense.  The Company used the $9,000 of consideration, together with the proceeds from the Term Loan and cash on hand, to fund the Merger and pay related fees and expenses.

In the first quarter of 2014, and 2013, respectively, there were no tax distribution payments to members. Subsequent to March 30, 2014, the Company made tax distribution payments to members of $683 along with State of Connecticut members’ withholding payments of $530.

Based on the distribution limitations associated with the Company’s Term Loan, there was a $2,277 long term liability payable to members at March 30, 2014 and December 31, 2013, respectively.

Note 14   Common Unit Compensation

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

In the first quarter of 2014, there were no options granted. In 2013, options were granted for 5,300 common units at a weighted-average exercise price of $288.78 (not in thousands).  The Company’s common unit compensation expense, which is included in general and administrative expense in the Consolidated Statements of Operations, was immaterial for the three months ended March 30, 2014 and March 31, 2013, respectively.

Note 15   Transactions with Related Parties

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates, may be deemed to beneficially own a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, the Company paid Sciens Management an aggregate annual retainer of $350. In July 2013, Colt Defense entered into a consulting services agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens Institutional”), an affiliate of Sciens Management.  Affiliates of Sciens Institutional beneficially own a substantial portion of Colt Defense’s limited liability interests and Sciens Institutional’s managing member is a member of Colt Defense’s Governing Board. Under the terms of the Consulting Agreement, Sciens Institutional provides consulting services to Colt Defense for an aggregate annual fee of $650, payable quarterly in advance.

The costs for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were $250 and $108 for the three months ended March 30, 2014 and March 31, 2013, respectively, and they are recorded within general and administrative expenses in the Consolidated Statements of Operations.

In July 2013, the Company entered into a services agreement (“Archives Agreement”) with Colt Archive Properties LLC (“Archives Properties”), one of the owners of which is a member of Colt Defense’s Governing Board and affiliates of which beneficially own a substantial portion of Colt Defense’s limited liability interests. Under the Archives Agreement, Colt agrees to provide designated employees to perform services for Archive Properties for an initial annual fee of $241, payable quarterly in arrears. The Company records revenue related to archive services as net sales and costs associated with providing archive services in cost of sales.

The Company also leases its West Hartford facility from NPA Hartford LLC, a related party, for its corporate headquarters and primary manufacturing facility. The lease expires on October 25, 2015.  For the three months ended March 30, 2014, and March 31, 2013, the rent expense under this lease was $210 and $119, respectively.

In addition, Colt Security LLC, a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to Colt.

Prior to the Merger, transactions with New Colt were as follows:

Three Months
Ended
March 30, 2013
Net sales to New Colt	$22,522
Purchases from New Colt	994
Administration and services fees charged to New Colt	442

Note 16   Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	March 30, 2014	December 31, 2013

Standby letters of credit secured by restricted cash	$1,183	$1,185
Standby letters of credit under Credit Agreement	3,486	3,486
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	74

At March 30, 2014 and December 31, 2013, the Company had unconditional purchase obligations related to capital expenditures for machinery and equipment of $1,104 and $892, respectively.

The Company also had certain industrial cooperation agreements, which stipulate its commitments to provide offsetting business to certain countries that have purchased Colt’s products. Colt generally settles its offset purchase commitments under industrial cooperation agreements through offsetting business and/or cooperating with other contractors on their spending during the related period. Additionally, the Company identifies future purchases and other satisfaction plans for the remainder of the offset purchase commitment period. Should there be a projected net purchase commitment after such consideration, Colt accrues the estimated cost to settle the offset purchase commitment.

The Company’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At March 30, 2014 and December 31, 2013, remaining gross offset purchase commitments totaled $63,504 and $64,131, respectively.  The Company has evaluated the settlement of its remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine the net offset purchase commitment.  The Company has accrued $1,599 and $1,639 as of March 30, 2014 and December 31, 2013, respectively, based on the estimated cost of settling the remaining net offset purchase commitment.

In the third and fourth quarters of the year ended December 31, 2013, the Company recorded an aggregate contract obligation expense of $7,513 related to a third party contract.  The contract obligation expense relates to estimated costs to retrofit products previously delivered as well as costs associated with required changes in product design and production processes. The expense recorded was based on the Company’s best estimate of the costs to satisfy the obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation may vary from the original estimate. Accrued contract obligation expense of $5,264 and $5,325 as of March 30, 2014 and December 31, 2013, respectively, is included in accrued expenses in the Consolidated Balance Sheets.  The Company incurred an additional expense of $311 in the first quarter of 2014.

The Company is involved in various legal claims and disputes in the ordinary course of business.  The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  The Company evaluates, on a quarterly basis, developments affecting legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  At this time, management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

During the three months ended March 30, 2014 and March 31, 2013, respectively, there were no material tax examinations.

In 2011, New Colt entered into a twelve year agreement with Osceola County in Florida to lease a 16,000 square foot facility in Kissimmee, Florida. This facility was renovated by the County at their cost and the building was made available for occupancy during 2012. There are no lease payments due during the initial five years of the lease and the annual cost of the lease will be $108 per year with the lease expiring on January 15, 2023. The lease expense is being accounted for on a straight-line basis, with an annual charge of $78 being incurred over the term of the lease. At March 30, 2014 and December 31, 2013, deferred lease expense was $56 and $36, respectively. In connection with the lease, the Company was required to hire a minimum number of employees commencing in 2013. As of March 30, 2014, the Company had not occupied the Florida facility and had not hired any employees.  The Company has accrued a contractual penalty of $63 and $50 at March 30, 2014 and December 31, 2013, respectively, for not meeting the minimum hiring requirement.  In addition, the State of Florida contributed $250 of funds to the County to assist with the cost of the renovations. The Company is responsible for making a minimum capital investment of $2,500, of which $181 had been made through both March 30, 2014 and December 31, 2013, respectively.

Note 17   Segment Information

As a result of the Merger (see Note 3, “Acquisition”), the two manufacturers of Colt firearms were consolidated into a single enterprise providing the Company with direct access to the commercial market for Colt rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns.  As of March 30, 2014 and December 31, 2013, the Company’s operations are conducted through two segments, firearms and spares/other.  These operating segments have similar characteristics and have been aggregated into the Company’s only reportable segment.  The firearms segment designs, develops, and manufactures firearms for domestic and international military and law enforcement markets as well as the domestic and international commercial markets.  The spares and other segment primarily provides spare parts and kits for domestic and international military and law enforcement markets as well as domestic and international commercial markets.  Other activities are de minimus and consist of product service, archive service, training and royalties from the license of the Colt brand and related trademarks.

Adjusted EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of and make operating decisions.  See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA.

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
	March 30, 2014	March 31, 2013
Statement of Operations Data:
Net income (loss)	$(7,828)	$5,070
Income tax (benefit) expense	(86)	681
Depreciation and amortization (i)	2,290	1,162
Interest expense, net	7,684	5,994
Sciens fees and expenses (ii)	250	108
Contract obligation expense add back (iii)	311	—
Business development costs (iv)	500	75
Severance costs (v)	145	—
Other income, net (vi)	(71)	(345)
Adjusted EBITDA	$3,195	$12,745

(i)                                     Includes depreciation and amortization of intangible assets.

(ii)                                  Includes fees and expenses pursuant to the Company’s agreements with Sciens Management and Sciens Institutional.

(iii)                               Expenses related to Company’s contract obligation. See Note 16, “Commitments and Contingencies”

(iv)                              Includes transaction costs incurred in connection with contemplated merger and acquisition activities.

(v)                                 Includes non-recurring severance costs.

(vi)                              Includes income and/or expenses such as foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

Product Information

The following table shows net sales for the three months ended March 30, 2014 and March 31, 2013 by product category. The table includes the results of New Colt from the Merger Date.  After intercompany sales eliminations, the New Colt acquisition provided $17.1 million of incremental sales for the three months ended March 30, 2014.

	Three Months Ended
	March 30, 2014	March 31, 2013
Long guns	$24,716	$52,271
Handguns	15,539	1,261
Spares and other	9,825	10,317
Total	$50,080	$63,849

Geographical Information

Geographic external revenues are attributed to the geographic regions based on the customer’s location of origin.  Colt’s net sales in the United States include revenues that arise from sales to the U.S. Government under its Foreign Military Sales (“FMS”) program, which involves product that is resold by the U.S. Government to foreign governments and generally shipped directly to the foreign government by the Company.

The table below presents net sales for specific geographic regions:

	Three Months Ended
	March 30, 2014	March 31, 2013
United States	$41,495	$35,708
Canada	4,357	10,751
Latin America/Caribbean	1,785	38
Middle East/Africa	1,724	1,001
Europe	424	1,331
Asia/Pacific	295	15,020
	$50,080	$63,849

Long-lived assets are net fixed assets attributed to specific geographic regions:

	March 30, 2014	December 31, 2013
United States	$25,010	$25,745
Canada	4,699	4,988
	$29,709	$30,733

Major Customer Information

For the three months ended March 30, 2014, no foreign customers accounted for more than 10% of net sales.  For the three months ended March 31, 2013, two direct foreign customers accounted for 23% and 16% of net sales, respectively.

For the three months ended March 30, 2014, one commercial customer accounted for 11% of net sales. For the three months ended March 31, 2013 (prior to the Merger), sales to New Colt accounted for 35% of net sales.

For the three months ended March 30, 2014 and March 31, 2013, sales to the U.S. Government accounted for 7% and 12%, respectively, of net sales.

Note 18   Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At March 30, 2014, the two largest individual trade receivable balances accounted for 25% and 9% of total accounts receivable, respectively.  At December 31, 2013, the two largest individual trade receivable balances accounted for 28% and 16% of total accounts receivable, respectively.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents our West Hartford work force pursuant to a collective bargaining agreement that expires March 31, 2019. The Union represents approximately 72% of Colt’s U.S. workforce.

Note 19    Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt of $295,123 and $294,817 at March 30, 2014 and December 31, 2013, respectively, was recorded at amortized cost. The estimated fair value of long-term debt was approximately $275,575 and $262,775 at March 30, 2014 and December 31, 2013, respectively. The fair value of the Senior Notes was based on quoted market prices, which are Level 1 inputs and the fair value of the Term Loan was based on Level 3 inputs.

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

As of March 30, 2014 and December 31, 2013, the Company did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, Colt did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014.

Note 20   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,841)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(43)	176	—	133
Currency translation	—	—	(577)	(577)
Net current period other comprehensive income	(43)	176	(577)	(444)
Balance, March 31, 2013	$782	$(17,223)	$2,156	$(14,285)

Balance, December 31, 2013	$653	$(10,836)	$861	$(9,322)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(43)	90	—	47
Currency translation	—	—	(938)	(938)
Net current period other comprehensive income	(43)	90	(938)	(891)
Balance, March 30, 2014	$610	$(10,746)	$(77)	$(10,213)

Amounts are on a before-tax basis.

Note 21   Subsequent Events

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

During the second quarter of 2014, the Company initiated actions which resulted in a workforce reduction of 24 salaried employees and 64 hourly employees. The severance expenses for the 24 salaried employees will be recorded in the second quarter and amounted to $0.4 million. The Company is in the process of determining the severance costs for the hourly employees.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 20, 2014. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

As used in this report, the terms “we”, “us”, “our”, “Colt Defense”, “Colt” and the “Company” mean Colt Defense LLC , Colt Finance Corp. and all of their subsidiaries that are consolidated under GAAP.

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

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Three Months Ended
	March 30, 2014%		March 31, 2013%
Statement of Operations Data:
Net sales	$50,080	100.0%	$63,849	100.0%
Contract obligation expense	311	0.6%	—	N/A
Cost of sales	39,957	79.8%	45,179	70.8%
Gross profit	9,812	19.6%	18,670	29.2%

Selling and commissions	4,461	8.9%	3,093	4.8%
Research and development	1,243	2.5%	819	1.3%
General and administrative	3,909	7.8%	3,725	5.8%
	9,613	19.2%	7,637	12.0%
Business development costs	500	1.0%	75	0.1%
Total operating expenses	10,113	20.2%	7,712	12.1%
Operating income	(301)	-0.6%	10,958	17.2%

Other expense (income)
Interest expense	7,684	15.3%	5,994	9.4%
Other income	(71)	-0.1%	(787)	-1.2%
Non operating expenses	7,613	15.2%	5,207	8.2%

Income (loss) before provision for income taxes	(7,914)	-15.8%	5,751	9.0%
Income tax expense (benefit)	(86)	-0.2%	681	1.1%
Net income (loss)	$(7,828)	-15.6%	$5,070	7.9%

Three Months Ended March 30, 2014 Compared to the Three Months Ended March 31, 2013

On the Merger Date, the Company acquired 100% ownership of New Colt, a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Net Sales

The following table shows net sales for the three months ended March 30, 2014 and March 31, 2013, respectively, by product category ($ in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
Long guns	$24,716	$52,271	-52.7%
Handguns	15,539	1,261	1,132.3%
Spares and other	9,825	10,317	-4.8%
Total	$50,080	$63,849	-21.6%

Net sales for the three months ended March 30, 2014 were $50.1 million compared to $63.8 million for the three months ended March 31, 2013. The decrease of $13.7 million, or 22%, was due to lower sales in long guns, spares and other partially offset by increases in handgun sales due to the acquisition of New Colt.  Sales in the first quarter of 2014 decreased when compared to the first quarter of 2013 due to $9.4 million of lower commercial/LE rifle sales related to the continued softness in the MSR market, a decrease in international sales of $19.6 million partially associated with the non-recurrence of a discrete large international rifle sale in the first quarter of 2013 and lower international spares and other sales made in the first quarter of 2014 and a decrease in U.S. government sales of $1.6 million primarily related to the timing of the fulfillment of certain U.S. government contracts.  The New Colt acquisition provided $17.1 million of incremental sales in the first quarter of 2014.  Without the impact of the New Colt acquisition, our first quarter sales were $33.0 million.

Cost of Sales/Gross Profit

Cost of sales was $40.3 million for the three months ended March 30, 2014 compared to $45.2 million for the three months ended March 31, 2013.  Without the acquisition of New Colt, cost of sales for the first quarter of 2014 would have been $27.7 million, or a decrease of $17.5 million. Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin decreased from 29.2% to 19.6% in the comparable quarter of 2013.  The decline in gross margin was driven by a combination of lower international sales, which historically have had higher margins than domestic sales, lower volumes in our manufacturing facilities and, to a lesser extent, sales promotions into the commercial channel. The Company also recorded a contract obligation expense in the first quarter of 2014 which had a 0.6% negative effect on gross margins for the quarter. See Note 16, “Commitments and Contingencies.”

Selling and Commissions Expense

For the three months ended March 30, 2014, selling and commission expenses were $4.5 million compared to $3.1 million for the same period in 2013. The increase of $1.4 million, or 44%, was primarily due to the acquisition of New Colt.  Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most commercial law enforcement rifle sales, which generally are a percentage of the selling price.

Research and Development

Research and development expense for the three months ended March 30, 2014 was $1.2 million versus $0.8 million for the three months ended March 31, 2013. The $0.4 million increase, or 52%, was primarily due to the acquisition of New Colt.  Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services.

General and Administrative Expense

General and administrative expense was $3.9 million in the first quarter of 2014 and $3.7 million in the first quarter of 2013. The increase of $0.2 million, or 5%, was due to higher audit, tax and other professional fees as the Company is a more complex entity after the Merger and increased expenses due to the acquisition of New Colt.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales.

Business Development Expenses

Business development expenses were $0.5 million in the first quarter of 2014 and $0.1 million in the first quarter of 2013. Business development expense increased in the first quarter of 2014 as compared to the first quarter of 2013 by $0.4 million as the Company had increased outside professional service fees associated with its strategic initiatives relative to the comparable prior year period.

Interest Expense

Interest expense for the three months ended March 30, 2014 was $7.7 million compared to $6.0 million in the comparable prior year period.  The increase of $1.7 million, or 28%, was primarily due to the $1.7 million of incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt.

Other Income

For the first quarter ended March 30, 2014, other income was $0.1 million versus $0.8 million of other income in the first quarter of 2013. In the first quarter of 2014, other income was primarily related to foreign exchange gains. The first quarter of 2013 included a gain on an international transaction.

Income Taxes

Colt Defense is a limited liability company, treated as a partnership for U.S. federal and state income tax reporting purposes and is not subject to U.S. federal or state income taxes.  Consequently, all taxable income (loss) of Colt Defense is reported to its members for inclusion in their respective income tax returns.

Colt Defense and Colt Technical Services LLC, a wholly owned subsidiary, collectively own 100% of Colt International, an entity formed under the laws of The Netherlands. Colt International  owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes.

As a result of the Merger, effective July 12, 2013, Colt Defense owns 100% of New Colt.  Effective as of January 1, 2014, Colt affected a legal entity restructuring whereby Colt Defense and New Colt contributed their assets and operations to Colt’s Manufacturing.  The contribution created a combined operating entity for the Company’s U.S. based operations.  At March 30, 2014, Colt Defense owned 100% of Colt Finance, New Colt (a C corporation) and CDTS.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring.

For the first quarter of 2014, New Colt recorded an income tax expense of $0.1 million and Colt Canada recorded a foreign income tax benefit of $0.2 million. For the first quarter of 2013, foreign income tax expense of $0.7 million was recorded.  Tax benefits recorded in the first quarter of 2014 are attributable to operating losses recorded by the Company.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures.  We have historically funded these requirements through internally generated operating cash flow.  In order to support the growth in our working capital requirements related to our expanding business, on September 29, 2011, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50.0 million, inclusive of $20.0 million available for letters of credit.  Revolving loans are subject to, among other things, a borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, our obligations are secured by a first-priority security interest in substantially all of our assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in our intellectual property. The Credit Agreement matures on September 28, 2016.

Borrowings under the Credit Agreement bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”), the Canadian Banker’s Acceptance Rate or the lender’s prime rate, as defined in the Credit Agreement, plus a spread. The interest rate spread on borrowing varies based on both the rate option selected and our quarterly average excess availability under the Credit Agreement. There is an unused line fee of .50% per annum, payable quarterly on the unused portion under the facility and a $40 thousand annual servicing fee.

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11.0 million or an event of default occurs, the Company would be required to provide the lender with more frequent compliance reporting and the lender may also assume certain other contractual privileges. The Credit Agreement contains customary events of default. As of March 30, 2014 and December 31, 2013, we were in compliance with all covenants and restrictions. We monitor our future compliance based on current and anticipated financial results.

As of March 30, 2014, there were no advances and $3.5 million of letters of credit outstanding under the Credit Agreement.

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, we entered into Amendment No. 3 to the Credit Agreement, pursuant to which the lenders consented to the contribution of all the issued and outstanding equity interests issued by Colt Canada to Colt International so that Colt Canada would become a wholly owned subsidiary of to Colt International, and provided for Colt International to become a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on June 25, 2013.

On July 12, 2013, we entered into Amendment No. 4 to the Credit Agreement, whereby Colt’s Manufacturing became a borrower and New Colt became a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on July 15, 2013.

On November 10, 2009, Colt Defense and Colt Finance, our 100%-owned finance subsidiary, jointly and severally co-issued $250.0 million of unsecured senior notes (“Senior Notes”).  The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. We issued the Senior Notes at a discount of $3.5 million from their principal value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

The Senior Notes do not have financial condition covenants that require us to maintain compliance with financial ratios or other measurements on a periodic basis. The Senior Notes do contain non-financial condition covenants that, among other things, limit our ability to incur additional indebtedness, enter into certain mergers or consolidations, incur certain liens and engage in certain transactions with our affiliates. In addition, the Indenture restricts our ability to pay dividends or make other Restricted Payments (as defined in the Indenture) to our members, subject to certain exceptions. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.  Additionally, the Senior Notes contain certain cross default provisions with other indebtedness if such indebtedness in default aggregates to $20.0 million or more.

On June 19, 2013, we entered into an indenture supplement by which, Colt International, Colt Canada and CDTS became new subsidiary guarantors to the Senior Notes. As such, each agreed to jointly and severally guarantee the obligations under the Indenture. For more information about this indenture supplement, see the Form 8-K that was filed with the SEC on June 25, 2013.

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

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in the Company’s intellectual property and a second priority security interest in substantially all other assets.  The Term Loan was issued at a discount of $2.3 million from its principal value of $50.0 million. The Company also incurred $2.0 million in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows ($ in thousands):

Amount
Remaining 2014	$5,000
2015	7,500
2016	36,250
Total	$48,750

On March 31, 2014, the Company made Term Loan principal and interest payments of $0.6 million and $1.3 million, respectively.

The Term Loan agreement contains financial covenants including a minimum EBITDA threshold, a fixed charge coverage ratio and a maximum secured leverage ratio, each as defined by the Term Loan agreement. In addition, we cannot exceed specified levels of capital expenditures. All financial covenants are calculated on a rolling 4-quarter basis based on financial results for the current and three preceding fiscal quarters. We were in compliance with our Term Loan covenants as of March 30, 2014 and we monitor our future compliance based on current and anticipated financial results.  In light of the decreased demand for MSRs management has taken actions focused on maintaining compliance with Term Loan covenants which include, but are not limited to, a workforce reduction, implementation of various procurement and inventory management initiatives, and various other sales and manufacturing initiatives focused on growing product sales in underserved markets.  It is possible that we will not meet one or more of our Term Loan covenants in one or more quarters in 2014.  If we were not to meet certain of our Term Loan covenants we would likely seek a waiver from our Term Loan lenders. There is no assurance that such a waiver could be obtained from our Term Loan lenders on a timely basis or at all, in which case the Term Loan would become a current liability.

The Term Loan agreement also contains non-financial covenants that limit our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets.

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital, including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 10 to 30 days. Payment terms for international orders are negotiated individually with each customer and tend to experience a longer collection cycle. Commercial law enforcement receivables are generally collected within 10 to 30 days as distributors take advantage of payment terms. To date, we have not experienced any significant receivable losses.

The increase in the Company’s inventory levels to $77.2 million as of March 30, 2014 from $66.7 million as of December 31, 2013, an $10.5 million increase, is a result of continued softness in the commercial MSR market, inventory on hand to support certain U.S. Government contracts as well as inventory for international orders which can ship only after receipt of required regulatory approval.

Historically, tax distributions to our members have been made in amounts equal to the highest combined marginal federal, state and/or local tax rate applicable to any member as applied to our taxable income, as defined, for the applicable period.  Our Governing Board may also declare other distributions to our members from time to time. In addition, our cash requirements and liquidity could be impacted by potential acquisitions. In April 2014, we made tax distributions to our members of $0.7 million and remitted $0.5 million to the State of Connecticut with respect to our 2013 taxable income.

At March 30, 2014, we had cash and cash equivalents totaling $7.4 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended March 30, 2014 and March 31, 2013, respectively (dollars in millions):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash provided by (used in) operating activities	$2.5	$(9.0)
Cash (used in) investing activities	(0.7)	(1.3)
Cash (used in) financing activities	(7.1)	(14.0)

Cash Flows Used in Operating Activities

Net cash provided by operating activities for the three months ended March 30, 2014 was $2.5 million, compared to net cash used by operating activities of $9.0 million for the three months ended March 31, 2013.  We had a net loss of $7.8 million in the first three months of 2014 compared to net income of $5.1 million in the first three months of 2013.

During the first three months of 2014, changes in operating assets and liabilities were a $7.1 million source of cash versus a $15.7 million use of cash for the same period in 2013.  In 2014, accounts receivable decreased by $8.6 million, primarily due to lower sales. Accounts payable and accrued expenses increased by $7.0 million in 2014 due to higher accrued interest because of the timing of payments due.  In 2014, inventories increased by $10.8 million (excluding the effects of changes in foreign exchange rates on Canadian inventory) due to first quarter softness in the commercial MSR market and increased inventory levels necessary to support U.S. Government contracts and international sales orders.

During the first three months of 2013, we used $15.7 million of cash to fund changes in operating assets and liabilities. In the first quarter of 2013, we used $15.6 million to fund an increase in accounts receivable, primarily due to a large international shipment in late March. Increasing sales volume drove a $6.2 million increase in inventory. This use of cash was partially offset by a $7.2 million increase in accounts payable and accrued expenses, which was mainly due to a volume-related increase in accounts payable and additional accrued interest on our debt due to the timing of our semi-annual payments.

Cash Flows Used in Investing Activities

Cash use in investing activities was $0.7 million for the first three months of 2014 and $1.3 million for the first three months of 2013. Cash used was primarily for capital expenditures in both periods. In 2014, capital expenditures were primarily for capacity expansion. In 2013, capital expenditures were primarily for new product production and capacity expansion.

Cash Flows Used in Financing Activities

In the first quarter of 2014, we used $7.1 million to repay the Company’s line of credit advances.  In the first quarter of 2013, we used $14.0 million of cash to repurchase all of our common units previously held by the Blackstone Funds.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased from $206.9 million at December 31, 2013 to $221.9 million at March 30, 2014. The increase was primarily driven by increased U.S government spare orders.  When factoring the commercial component of purchase orders into our backlog analysis, we only include orders that are scheduled to ship in the next six months in our backlog.  Commercial orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted.  The Company has adopted ASU 2013-11 in the first quarter of 2014.

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 20, 2014.

Contractual Obligations

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

As of March 30, 2014, there have been no other material changes to our contractual obligations outside the ordinary course of our business since December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our Consolidated Statements of Operations, we had foreign currency gains of $0.1 million for the three months ended March 30, 2014 and $0.1 million of foreign currency losses for the three months ended March 31, 2013.  The foreign currency amounts reported in the Consolidated Statement of Operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

Our debt portfolio consists of the fixed rate Senior Notes, the variable rate Term Loan and the variable rate Credit Agreement.  At March 30, 2014, there were no outstanding advances under the Credit Agreement and $48.8 million owed on the Term Loan.  Our exposure to market risk for changes in interest rates relates to both the first quarter variable rate advances on the Credit Agreement and the first quarter variable rate Term Loan outstanding balance. We do not have any derivative financial instruments to hedge this exposure. At March 30, 2014, a hypothetical 100 basis point increase in the first quarter variable rate on the Credit Agreement advances and the Term Loan outstanding balance would have increased our interest expense by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended), as of March 30, 2014. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective, in all material respects, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the information set forth in this report, you should carefully review and consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.

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

Notes to Exhibits List:

*              Filed electronically herewith

**           Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2014 and March 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 14th day of May, 2014.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer