Form 10-K/A
period 2013-12-31
Colt Defense LLC; Colt Finance Corp.
filed 2014-09-15
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained tot the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of September 12, 2014: None.

Documents incorporated by reference: None

EXPLANATORY NOTE

Restatement of Previously Issued Consolidated Financial Statements

In this amended Annual report on Form 10-K/A for the fiscal year ended December 31, 2013 (“Annual Report”) we are restating our previously issued consolidated financial statements and related disclosures for the year ended December 31, 2013, (the “Restated Period”).  We are also restating the Selected Financial Data in Item 6 for fiscal 2013.  The restatement is the result of our correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 machine gun program (the “M240 Program”) for the U.S. Government in the Company’s fourth quarter 2013 results.  We assessed the impact of this error on our 2013 annual financial statements and concluded that the impact this error was material to these financial statements.  Consequently, we have restated the financial statements identified above.  All amounts in this 10-K/A affected by the restatement adjustment reflect such amounts as restated including the consolidated balance sheet as of December 31, 2013, the consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2013 and the unaudited interim financial information for the fourth quarter of fiscal 2013.  In conjunction with the correction of the M240 Program error other previously recorded out of period errors which were immaterial to the consolidated financial statements individually or in the aggregate prior to the discovery of the M240 Program error were also adjusted to be reflected in the proper period (see Note 2.  Summary of Significant Accounting Policies).  In addition, the following items of this Form 10-K/A include restated financial data: (i) Part I, Item 1: Business; (ii) Part II, Item 6: Selected Financial Data; (iii) Part II, Item 7: Management’s Discussion and Analysis of Financial condition and Results of Operations; (iv) Part II, Item 8: Financial Statement and Supplemental Data.  We also restated Management’s conclusion on internal controls over financial reporting included in Part II, Item 9A: Controls and Procedures and updated Part I, Item 1A: Risk Factors and Part IV, Item 15: Exhibits and Financial Statement Schedules Signatures.

Except as described above, this amended Annual report does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Annual report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Annual report should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings

For a more detailed explanation of these matters and resulting restatement, please see Part II, Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements, Item 8, Financial Statements and Supplemental Data — Note 2 to the Consolidated Financial Statements, Item 8: Financial Statements and Supplementary Data — Note 13, 18 and 19 to the Consolidated Financial Statements.

COLT DEFENSE LLC
Form 10-K/A

This Annual Report on Form 10-K/A, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Item 1A herein. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

In this Annual Report on Form 10-K/A, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us,” “Colt Defense”, “Colt” and the “Company” refer to Colt Defense LLC, Colt Finance Corp. and all of their subsidiaries that are consolidated under GAAP.

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

Starting with Samuel Colt’s first commercially successful revolver, patented in 1836, Colt has been known for revolvers.  Colt continues to produce and adapt its legendary Single Action Army revolver, first sold in 1870s. The Single Action Army is the oldest continually produced product in Colt’s family of firearms.  It is a single action revolver that has been called “The Gun that Won the West.”  Also called the Colt “Model P”, the Single Action Army is produced in three barrel lengths, various calibers, and is sold today in limited quantities to the collector’s segment of the market.

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

The M240 and M249 family of machine guns and their components are manufactured by us for sale exclusively to the U.S. Government.  The M240 is a belt-fed, gas-operated medium machine gun that utilizes the 7.62 x 51mm NATO cartridge. The M249 is a belt-fed, gas-operated light machine gun that utilizes the 5.56 x 45 mm NATO cartridge.

Colt offers its U.S. Government, international military and law enforcement customers several variations of the M203 and the Eagle Grenade launcher.  Both grenade launching systems are single-shot, breech-loaded 40 mm weapons specifically designed to attach to the M4/M16 family of weapons. The M203 and the Eagle Grenade launcher can each be operated as completely independent weapons when dismounted from their M4/M16 family platforms.

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

The Colt name is one of the most widely recognized trademarks in the world. Colt partners with select companies to license its name across both firearm and non-firearm merchandising. A selection of products Colt currently licenses includes MSRs, .22 caliber firearms, airsoft and pellet replicas, as well as a line of Colt knives and other accessories.

Research and development

We conduct research and development activities continuously to enhance our existing products, to develop new products to meet our customers’ needs and requirements and to address new market opportunities.  Our ability to compete for new sales in every channel depends, to a large extent, on the success of our product development programs at creating innovations and improvements.  In 2013, research and development expenditures were $6.1 million, compared to $4.7 million in 2012 and $5.6 million 2011. For a discussion of risks associated with product development, see “Risk Factors” in Item 1A of this Form 10-K/A.

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

•                       Dealer and consumer direct ; and

•                       On-line retail store, www.colt.com from which we sell Colt accessories, parts, branded products, apparel and related shooting supplies.

A significant portion of our net sales is derived from a limited number of customers. In 2013, we had three customers that each accounted for more than 10% of our net sales and in total were 50% of our net sales.  In 2012, we had four customers that each accounted for more than 10% of our net sales and in total were 77% of our net sales.  In 2011, we had two customers that each accounted for more than 10% of our net sales and together accounted for 42% of our net sales.  For additional information on customer concentration and related risks, see “Risk Factors” in Item 1A and Note 14, “Segment Information” in Item 8 of this Form 10-K.

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

For a discussion of risks associated with U.S. and Canadian government contracts, see “Risk Factors” in Item 1A of this Form 10-K/A.

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

International sales are ordinarily to a military or law enforcement unit of a foreign government.  We interact with the international market through a global network of independent, commission-based sales representatives, as well as a direct sales force.  Sales representatives work in coordination with our direct sales force in promoting our products, identifying opportunities, submitting quotes and bids, finalizing sales contracts and associated paperwork and providing delivery and after-sale support.  Our products also enter the international market via the U.S. Government Foreign Military Sales (“FMS”) program.  FMS sales, which we characterize as sales to the U.S. Government for financial reporting purposes, are sales to the U.S. Government for the benefit of a foreign end-user, to which the product is shipped. For additional information on sales and long-lived assets by geographic area, see Note 14, “Segment Information”, in Item 8 of this Form 10-K/A.

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

For a discussion of risks associated with our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K/A.

Environmental laws and regulations

We are subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In the U.S., we employ a full-time manager whose responsibilities include our compliance with environmental laws and regulations.  In 2013, we did not make any significant capital expenditures for equipment required by environmental laws and regulations. For a discussion of risks associated with environmental compliance, see “Risk Factors” in Item 1A of this Form 10-K/A.

Employees

As of December 31, 2013, we had approximately 811 active, full-time employees, of whom 707 were located in the U.S. and 104 were located in Canada.  In the U.S., approximately 72% of our workforce is represented by a union and is covered by a collective bargaining agreement that became effective April 1, 2012 and expires on March 31, 2014.  As of April 1, 2013, all of our U.S. employees participate in a new consumer-directed health plan. In addition, all employees who are subject to the collective bargaining agreement and who commenced service after April 1, 2012, are not eligible to participate in the hourly defined benefit plan. Instead, they are eligible to participate in our defined contribution retirement plan. For additional information about changes to our defined benefit and defined contribution plans, see Note 9, “Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K/A.

None of our Canadian employees are subject to a collective bargaining agreement.  Of our total workforce, 688 were directly or indirectly involved in the production process.  For a discussion of the risks associated with labor, see “Risk Factors” in Item 1A of this Form 10-K/A.

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

Item 1A.                                                Risk Factors

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risks that could affect our business. Investors should carefully consider the following risk factors, together with all of the information included in this Form 10-K/A, in evaluating our company, our business and our prospects.

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

Net direct sales to customers outside the United States accounted for approximately 42% of our net sales for the year ended December 31, 2013.  We intend to continue to focus considerable efforts on expanding our international presence, which will require our management’s time and attention and may detract from our efforts in the United States and our other existing markets and adversely affect our operating results in these markets.  Our products and overall marketing approach may not be accepted in other markets to the extent needed to continue the profitability of our international operations.  New international business that we obtain will be subject to the same risks associated with the conduct of our existing international operations, including:

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

We now have, and will continue to have, a substantial amount of indebtedness, which requires significant interest payments.  As of December 31, 2013, we had $305.8 million of debt outstanding and we reported a total deficit in our Consolidated Balance Sheet of $139.5 million.

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

The restatement of our historical financial statements may have a material adverse effect on our business, financial condition or operations.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our financial statements for the year ending December 31, 2013 and revised our financial statements for the years ended December 31, 2012 and 2011 and our unaudited interim financial information for each of the quarters in the year ended December 31, 2013. The restatement is the result of our correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 machine gun program for the U.S. Government in the Company’s fourth quarter 2013 results. We assessed the impact of this error on our 2013 annual financial statements and concluded that the impact this error was material to these financial statements.

While we have taken measures to prevent future restatements we cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The restatement process was resource-intensive and involved a significant amount of attention from management, and significant accounting costs. Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission (the “SEC”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. The restatement of our consolidated financial statements may result in litigation. If litigation were to occur, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

Each of these risks described above could have an adverse effect on our business, results of operations and financial condition.

In connection with the preparation of previously filed financial statements, we identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our previously issued consolidated financial statements. Failure to remediate our material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have the complete understanding of our operations.  Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities and errors or to facilitate the fair presentation of our consolidated financial statements.

Item 1B.                Unresolved Staff Comments

Not applicable.

Item 2.                   Properties

Our principal properties include the facility housing our corporate headquarters in West Hartford, Connecticut and our facility in Kitchener, Ontario, Canada.  The West Hartford location is also our primary engineering, manufacturing and research and development facility.  We lease this approximately 310,000 square foot facility pursuant to a lease expiring October 25, 2015.  For additional information about this lease, see Item 13 “Related Party Transactions” in this Form 10-K/A.  We own our facility in Kitchener, Ontario, Canada. It is approximately 48,000 square feet in size and is utilized for manufacturing, engineering and research and development. The Company also leases a 16,000 square foot facility in Kissimmee, Florida, which is not occupied, pursuant to a lease expiring October 2023.

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

Our Credit Agreement and the indenture governing our Senior Notes contain covenants that limit our ability to pay dividends or other distributions.  For additional information about the covenants contained in our debt agreements, see Note 6, “Notes Payable and Long-Term Debt”, in Item 8 of this Form 10-K/A.

Item 6.                                                         Selected Financial Data

The following table sets forth our historical consolidated financial data as of and for the dates indicated.  The data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements.  Our selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K/A.  All amounts are presented in thousands.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(As Restated)	(As Revised)	(As Revised)	(As Revised)	(As Revised)
Statement of operations data:
Net sales	$270,883	$213,616	$208,816	$175,805	$270,163
Business development (i)	575	881	504	554	2,118
Transaction and restructuring costs (ii)	1,929	—	—	—	—
Gain on effective settlement of contract (iii)	(15,264)	—	—	—	—
Operating income	50,974	17,964	32,005	17,924	61,743
Interest expense	27,687	24,579	24,010	24,598	18,845
Net income (loss)	22,867	(6,858)	4,988	(11,065)	29,661
Balance sheet data (at period end):
Cash and cash equivalents	$12,594	$42,373	$38,236	$61,444	$72,705
Inventories	66,674	40,561	36,215	31,641	35,448
Property and equipment, net	30,733	22,134	22,589	21,741	17,919
Total assets	264,734	163,164	164,956	167,587	187,252
Total debt and capital lease obligations	301,900	247,573	248,334	249,215	250,058
Total deficit	(139,476)	(151,091)	(142,834)	(141,398)	(110,818)

(i)                                     Primarily outside professional service fees associated with stragetic initiatives.

(ii)                                  Non-recurring costs associated with Merger and restructuring initiatives undertaken as a result of the Merger.

(iii)                               Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed further in Note 2, Summary of Significant Accounting Policies — Restatement of Previously Issued Consolidated Financial Statements, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, we have restated our financial statements for the year ending December 31, 2013 and revised our financial statements for the years ended December 31, 2012 and 2011 and our unaudited interim financial information for each of the quarters in the year ended December 31, 2013.  Refer to the Explanatory Note preceding Part I, Item 1, Part II, Item 8 Financial Statements and Supplementary Data — Note 2 to the Consolidated Financial Statements and Item 8 Financial Statements and Supplementary Data — Note 13,18 and 19 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement and revision adjustments.

For information regarding our controls and procedures, see Part II Item 9A — Control and Procedures, of this Form 10-K/A.

The Following section highlights significant factors impacting the Consolidated Operations and Financial Condition of the Company and its subsidiaries.  The following discussion should be read in conjunction with Item 6 Selected Financial Data and Item 8 Financial Statements and Supplementary Data.

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

Our 2013 net sales of $270.9 million increased $57.3 million, or 26.8%, compared to our 2012 net sales of $213.6 million.  Our adjusted EBITDA from continuing operations (“Adjusted EBITDA”) of $56.4 million increased $29.1 million, or 106.4%, compared to our 2012 Adjusted EBITDA of $27.3 million. Our net income increased $29.7 million to $22.9 million in 2013 from a net loss of $6.9 million in 2012.  In 2013, the Company’s growth in sales, Adjusted EBITDA and net income was impacted by the acquisition of New Colt.  The New Colt acquisition provided $29.1 million of incremental sales, $4.8 million of incremental Adjusted EBITDA and $1.7 million of net loss to 2013. Without the impact of the New Colt acquisition, our 2013 net sales would have been $241.8 million which represents an increase of $28.2 million, or 13.2%, compared to our 2012 net sales of $213.6 million.  The primary driver of the $28.2 million in organic growth and also the primary drivers of Adjusted EBITDA and net income growth was a $20.2 million or 23.1% increase in commercial and law enforcement rifle sales and an $11.7 million, or 11.5% increase in international sales primarily related to an increase in international carbine sales of $23.6 million or 43.6% driven by sales to one international customer offset by a $12.5 million or $26.3% decline in international spare sales.  In addition, there was a $3.5 million or 15.6% increase in USG sales primarily related to sales of USG spares and M-4’s offset by a decline in USG machine gun sales as well as a M240 Program contract obligation expense of $3.4 million and contract modification of $6.8 million respectively, for an aggregate reduction in gross profit of $10.2 million related to the Company’s M240 Program with the U.S. Government.

During 2013, we continued to see sales growth due to spending trends of U.S., Canadian and other foreign militaries as well as continued growth in the U.S. commercial firearms market.  For additional information and a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations, see “Note 14 Segment Information” in Item 8 of this Form 10-K/A.

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

Other factors, including those that may impact our prospective industry trends and uncertainties, are described in “Risk Factors” in Item 1A of this Form 10-K/A.

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

Our net sales to the U.S. Government, which includes foreign military sales through the U.S. Government, has decreased to 7% of net sales in 2013 from 11% of net sales in 2012 and 31% of net sales in 2011.  Conversely, with the acquisition of New Colt, and our expansion of sales into foreign markets, we have experienced strong growth in commercial and international sales.

Employee Union Matters

In 2012, we negotiated a two-year collective bargaining agreement with the Union that represents our West Hartford workforce. This agreement, which expires on March 31, 2014, applies to approximately 72% of our U.S. workforce.  Failure to reach agreement with the Union on the terms of a new collective bargaining agreement upon the expiration of the current agreement could lead to a strike or lockout or other adverse action by the Union, which would adversely affect our operations.  For additional information on how the collective bargaining agreement impacts pension, savings and postretirement benefits, see “Note 9 Pension, Savings and Postretirement Benefits” in Item 8 of this Form 10-K/A.

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

•                       Adjusted EBITDA; and

•                       Adjusted EBITDA as a percentage of net sales (“Adjusted EBITDA margin”).

For the years ended December 31, 2013, 2012 and 2011, these key performance measures were ($ in thousands):

	For the Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)
Net sales	$270,883	$213,616	$208,816
Net sales growth	26.8%	2.3%	18.8%
Gross profit as a percentage of total net sales	27.2%	23.9%	31.1%
Operating income as a percentage of net sales	18.8%	8.4%	15.3%
Adjusted EBITDA (a)	56,401	27,320	38,865
Adjusted EBITDA margin	20.8%	12.8%	18.6%

(a)         Adjusted EBITDA is used by management as the primary measure of the operating performance of our business.  Adjusted EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization of intangible assets, Sciens fees and expenses, M240 Program contract modification and contract obligation expense, and other income or expenses.  For additional information on our operating segments and a reconciliation of Adjusted EBITDA to income (loss) from continuing operations, see “Note 14 Segment Information” in Item 8 of this Form 10-K/A.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	For the Year Ended December 31,
	2013	%	2012	%	2011	%
	(As Restated)		(As Revised)		(As Revised)
Statement of Operations Data:
Net sales	270,883	100.0%	213,616	100.0%	208,816	100.0%
Cost of sales	197,112	72.8%	162,622	76.1%	143,851	68.9%
Gross profit	73,771	27.2%	50,994	23.9%	64,965	31.1%

Selling and commissions	14,142	5.2%	13,117	6.1%	13,780	6.6%
Research and development	6,126	2.3%	4,747	2.2%	5,578	2.7%
General and administrative	15,289	5.6%	14,285	6.7%	13,098	6.3%
Business development	575	0.2%	881	0.4%	504	0.2%
Certain transaction and restructuring costs	1,929	0.7%	—	0.0%	—	0.0%
Gain on effective settlement of contract	(15,264)	-5.6%	—	0.0%	—	0.0%
Total operating expenses	22,797	8.4%	33,030	15.5%	32,960	15.8%
Operating income	50,974	18.8%	17,964	8.4%	32,005	15.3%

Other (income)/expense:
Interest expense	27,687	10.2%	24,579	11.5%	24,010	11.5%
Debt prepayment expense	—	0.0%	—	0.0%	295	0.1%
Other (income) expenses, net	(1,216)	-0.4%	(1,572)	-0.7%	(459)	-0.2%
	26,471	9.8%	23,007	10.8%	23,846	11.4%

Income (loss) before provision for income taxes	24,503	9.0%	(5,043)	-2.4%	8,159	3.9%
Income tax expense	1,636	0.6%	1,815	0.8%	3,171	1.5%

Net income (loss)	$22,867	8.4%	$(6,858)	-3.2%	$4,988	2.4%

Year Ended December 31, 2013 Compared to the year Ended December 31, 2012

Net Sales

The following table shows net sales for the year ended December 31, 2013 and December 31, 2012 by product category ($ in thousands):

Net Sales Comparison

	AS ORIGINALLY REPORTED			ADJUSTMENTS		AS RESTATED
	For the Year Ended December 31,			For the Year Ended December 31,		For the Year Ended December 31,
			%					%
	2013	2012	Change	2013	2012	2013	2012	Change
						(As Restated)	(As Revised)
Long guns	$201,454	$159,528	26%	$(6,820)	$—	$194,634	$159,528	22%
Hand guns	30,052	1,260	2285%	—	—	30,052	1,260	2285%
Spares and other	46,442	52,566	-12%	(245)	262	46,197	52,828	-13%
Total	$277,948	$213,354	30%	$(7,065)	$262	$270,883	$213,616	27%

Net sales for the year ended December 31, 2013 were $270.9 million compared to $213.6 million for the year ended December 31, 2012.  The increase of $57.3 million, or 27%, was partly due to the acquisition of New Colt.  After intercompany sales eliminations, the New Colt acquisition provided $29.1 million of incremental sales.  Without the impact of the New Colt acquisition, our 2013 net sales would have been $241.8 million which represents an increase of $28.2 million, or 13%, compared to our 2012 net sales of $213.6 million.  The primary drivers of the $28.2 million in organic growth was a $20.2 million or 23.1% increase in commercial and law enforcement rifle sales, a $23.6 million or 43.6% increase in international rifle sales driven by rifle sales to one international customer, a $3.5 million or 107.7% increase in USG spares offset by a $12.5 million decrease in international spares and a $6.8 million reduction in revenue associated with our M240 Program contract modification, see Note 13, “Commitments and Contingencies”.  We continue to see sales growth due to spending trends of U.S., Canadian and other foreign militaries as well as continued growth opportunities for us in the U.S. commercial firearms market.

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

Cost of Sales/Gross Margin

Cost of sales was $197.1 million for the year ended December 31, 2013 compared to $162.6 million for the year ended December 31, 2012.  The increase of $34.5 million, or 21.2%, was primarily driven by the acquisition of New Colt.  Without the impact of the New Colt acquisition, cost of sales for 2013 would have been $175.3 million for 2013 compared to $162.6 million in 2012.  The increase of $12.7 million, or 7.8%, was the result of both a $3.4 million M240 Program contract obligation expense, see Note 13, “Commitments and Contingencies” , and increased production consistent with our increased sales for 2013.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.

Gross margin increased to 27.2% in 2013 from 23.9% in 2012.  New Colt incurred non-recurring costs associated with the Merger, including a temporary plant closure for physical inventory and the amortization of fair-value step-up of their inventory as a result of purchase accounting during the third quarter of 2013. Excluding New Colt, with cost of sales of $21.8 million, gross margin for 2013 would have been 27.5% in 2013 compared to 23.9% in 2012, an increase of 3.6%.  The increase in gross margin was primarily due to increased international sales, which have higher gross margins than domestic sales offset by a 4.8% decrease in gross margin related to the Company’s M240 Program contract modification and contract obligation expense, see Note 13, “Commitments and Contingencies”.

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

Research and Development Expense

Research and development expense for the year ended December 31, 2013 was $6.1 million compared to $4.7 million for the year ended December 31, 2012.  The increase of $1.4 million, or 29.0%, was primarily due to the increase in research and development activities of our Canadian subsidiary.  In addition, the acquisition of New Colt contributed to the increase to a lesser extent.  Research and development expenses consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 was $15.3 million compared to $14.3 million for the year ended December 31, 2012.  The increase of $1.0 million, or 7.0%, was primarily due to the acquisition of New Colt.  New Colt contributed $1.6 million to general and administrative expenses for the year ended December 31, 2013.  Without the impact of the New Colt acquisition, general and administrative expenses for 2013 would have been $13.7 million compared to $14.3 million for 2012.  The decrease of $0.6 million, or 4.1%, was information technology costs as a result of a non-recurring cost incurred in 2012, partially offset by increased professional fees.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not increase proportionately with changes in sales.

Certain Transaction Costs

For the year ended December 31, 2013, we recorded $1.1 million of expense related to our acquisition of New Colt on July 12, 2013. This was primarily for legal fees related to the Merger. For additional information about this transaction, see “Note 3 Acquisition” in this Form 10-K/A.

Restructuring Costs

For the year ended December 31, 2013, we recorded $0.8 million of expense related to restructuring actions that were initiated and completed during the third quarter as result of our acquisition of New Colt on July 12, 2013. For additional information about this transaction, see “Note 4 Restructuring Costs” in this Form 10-K/A.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales

The following table shows net sales for the year ended December 31, 2012 and December 31, 2011 by product category ($ in thousands):

	AS ORIGINALLY REPORTED			ADJUSTMENTS		AS REVISED
	For the Year Ended December 31,			For the Year Ended December 31,		For the Year Ended December 31,
			%					%
	2012	2011	Change	2012	2011	2012	2011	Change
						(As Revised)
Long guns	$159,528	$125,141	27%	$—	$—	$159,528	$125,141	27%
Hand guns	1,260	—	100%	—	—	1,260	—	100%
Spares and other	52,566	83,675	-37%	262	—	52,828	83,675	-37%
Total	$213,354	$208,816	2%	$262	$—	$213,616	$208,816	2%

Net sales for the year ended December 31, 2012 were $213.6 million compared to $208.8 million for the year ended December 31 2011.  The increase of $4.8 million, or 2.3%, was primarily from increased long gun sales partially offset by a decline in spares and other.  In fiscal 2012, long gun sales increased by $34.4 million compared to 2011. The growth came from Commercial/LE and international markets where sales grew $64.6 million and $2.5 million, respectively. These increases were partially offset by a $30.2 million decline in sales to the U.S. Government from the comparable period in 2011, as the U.S. Government continued to evaluate its carbine procurement strategy.

Spares and other sales decreased $30.8 million from $83.7 million in 2011 to $52.8 million in 2012. Spares sales to the U.S. Government declined $9.8 million in 2012, mainly because our IDIQ contract for the M249 spare barrel was completed. In addition, international spares sales were $20.7 million lower in 2012. In 2011, we had a $19.5 million spares sale to a single customer that did not repeat in 2012.  While we have historically sold firearms to over 80 countries, the number and mix of countries that buy our spare parts, replacement kits, accessories and other items each year varies as each individual country assesses its requirements. These orders also tend to be large in size. As a result, these sales tend to fluctuate significantly from year to year.

Cost of Sales/Gross Margin

Cost of sales was $162.6 million for the year ended December 31, 2012 compared to $143.9 million for the year ended December 31, 2011.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs. Gross margin decreased from 31.1% in 2011 to 23.9% in 2012.  The decline in gross margin was mainly due to a mix shift that resulted from the strong growth in Commercial/LE sales with lower gross margins as well as the unfavorable margin impact of new model and product offerings, which tend to carry lower margins in their early stages of introduction. In addition, cost of sales for 2012 includes a $1.3 million expense related to the curtailment of our bargaining unit pension plan.

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

Other (Income) Expense, net

Other (income) expense, net for the year ended December 31, 2012 was ($1.6) million of income compared to ($0.5) million of expense for the year ended December 31, 2011.  The increase in income of $1.1 million was primarily due to higher service income from Colt’s Manufacturing resulting from a new contract that was effective July 1, 2012.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends and merge, acquire or sell assets. On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, the lenders under the Credit Agreement consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see “Note 10 — Colt Defense LLC Accumulated Deficit” in Item 8 of this Form 10-K/A.

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

Our cash used in or generated from operating activities is generally a reflection of our operating results adjusted for non-cash charges or credits such as depreciation and amortization and changes in working capital including accounts receivable and our investment in inventory.  Changes in accounts receivable and inventory can cause significant fluctuations in our cash flow from operations.  U.S. Government receivables are generally collected within 10 to 30 days. Payment terms for international orders are negotiated individually with each customer. As a result, international receivables tend to experience a longer collection cycle. Commercial/LE receivables are generally collected within 10 to 30 days as distributors take advantage of payment terms. To date, we have not experienced any significant receivable losses.

Our renewed emphasis on the international and Commercial/LE markets and the introduction of new product sales to the U.S Government have also caused increased fluctuations and an overall increase in our inventory levels. Certain large international orders tend to ship upon completion of large production runs, which can cause greater fluctuations in our inventory levels. In addition, we need to maintain higher inventory levels to support an expanded product line across all of our sales channels.

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

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2013, 2012 and 2011 ($ in millions):

	For the Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)
Cash provided by (used in) operating activities	$3.0	$12.4	$(0.7)
Cash (used in) investing activities	(67.8)	(3.9)	(7.0)
Cash provided by (used in) financing activities	35.7	(4.5)	(15.8)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for 2013 was $3.0 million, compared to $12.4 million for 2012, a $9.4 million decrease.  We had net income of $22.9 million for 2013 which included a $15.3 million non-cash gain on effective settlement of contract and a $3.4 million contract obligation expense.  When adjusting net income to exclude these non-recurring items, net income was $11.0 million for 2013 compared to a loss of $6.9 million for 2012, a $17.8 million increase.  The favorable increase in net income was offset by a $19.1 million use of cash resulting from increased inventory levels to support growth in commercial and international rifle sales and to support U.S. government contracts partially offset by $3.5 million of cash resulting from a decrease in our days sales outstanding related to accounts receivable.

Net cash provided by operating activities for 2012 was $12.4 million, compared to $0.7 million used in operating activities in 2011.  While we had a net loss in 2012, it was more than offset by changes in our operating assets and liabilities, which provided $10.2 million of cash in 2012, but used $12.9 million in 2011.

During 2012, changes in operating assets and liabilities provided $10.2 million of cash. Accounts receivable provided $7.8 million as we collected on a $16.1 million international receivable that was outstanding at the end of 2011, which was partially offset by increased sales in the latter part of the fourth quarter of 2012. A $4.2 million increase in inventory related to higher production levels and an expanded product offering was more than offset by a related $5.2 million increase in accounts payable and accrued expenses. Customer deposits and deferred revenue increased $2.0 million as we collected more deposits from international customers. These sources of cash were partially offset by a $0.9 increase in prepaid expenses and other assets mainly due to a Canadian income tax receivable.

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

Item 8.                                                         Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Members and Governing Board of Colt Defense LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in deficit and of changes in cash flows present fairly, in all material respects, the financial position of  Colt Defense LLC and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 consolidated financial statements to correct errors.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

March 20, 2014, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is September 12, 2014

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In thousands of dollars)

	2013	2012
	(As Restated)	(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$12,594	$42,373
Restricted cash	771	777
Accounts receivable, net	22,482	22,944
Inventories	66,674	40,561
Deferred tax assets	954	185
Other current assets	5,962	3,166
Total current assets	109,437	110,006

Property and equipment, net	30,733	22,134
Goodwill	51,225	14,947
Trademarks	50,100	—
Intangible assets with finite lives, net	13,415	6,037
Deferred financing costs	7,742	7,642
Long-term restricted cash	572	810
Other assets	1,510	1,588
Total assets	$264,734	$163,164

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$7,083	$6
Accounts payable	14,038	13,055
Accrued expenses	22,158	20,315
Pension and retirement liabilities - current portion	1,085	626
Customer advances and deferred revenue	19,467	10,002
Long-term debt current portion	5,000	—
Accrued distributions to members	670	—
Total current liabilities	69,501	44,004

Long term debt	289,817	247,567
Pension and retirement liabilities	21,670	20,261
Long-term deferred tax liability	18,715	1,515
Long-term distributions to members	2,277	—
Other long-term liabilities	2,230	908
Total long-term liabilities	334,709	270,251
Total liabilities	404,210	314,255

Deficit:
Accumulated deficit	(130,136)	(137,249)
Accumulated other comprehensive loss	(9,340)	(13,842)
Total deficit	(139,476)	(151,091)
Total liabilities and deficit	$264,734	$163,164

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)

Net sales	$270,883	$213,616	$208,816
Cost of sales	197,112	162,622	143,851
Gross Profit	73,771	50,994	64,965

Operating expenses:
Selling and commissions	14,142	13,117	13,780
Research and development	6,126	4,747	5,578
General and administrative	15,289	14,285	13,098
	35,557	32,149	32,456
Business development	575	881	504
Certain transaction costs (Note 3)	1,147	—	—
Restructuring costs (Note 4)	782	—	—
Gain on effective settlement of contract (Note 3)	(15,264)	—	—
Total operating expenses	22,797	33,030	32,960
Operating income	50,974	17,964	32,005

Other (income)/expense:
Interest expense	27,687	24,579	24,010
Debt prepayment expense	—	—	295
Other (income)/expense, net	(1,216)	(1,572)	(459)
Total other expenses, net	26,471	23,007	23,846
Income (loss) before provision for income taxes	24,503	(5,043)	8,159
Income tax expense	1,636	1,815	3,171

Net income (loss)	$22,867	$(6,858)	$4,988

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)
Net income (loss)	$22,867	$(6,858)	$4,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,889)	517	(444)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	5,890	(2,322)	(5,765)
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	501	1,093	563
	6,391	(1,229)	(5,202)

Comprehensive income (loss)	$27,369	$(7,570)	$(658)

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)
Operating Activities
Net income (loss)	$22,867	$(6,858)	$4,988
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,359	5,696	5,476
Amortization of financing fees	2,020	1,653	1,498
Amortization of debt discount	793	381	348
Gain on effective settment of contract	(15,264)	—	—
Pension curtailment expense	—	1,325	—
Deferred income taxes	29	39	(271)
Loss (gain) on sale/disposal of fixed assets	205	4	(12)
Debt prepayment expense	—	—	295
Amortization of deferred revenue	(127)	(79)	(125)
Common unit compensation expense	27	17	—
Changes in operating assets and liabilites, net of acquisition:
Accounts receivable	3,484	7,829	(15,761)
Inventories	(19,126)	(4,158)	(4,765)
Prepaid expense and other current assets	(904)	(919)	405
Accounts payable and accrued expense	(4,674)	5,201	8,001
Accrued pension and retirement liabilities	(1,099)	(172)	(622)
Customer advances and deferred income	8,186	2,001	(46)
Other	261	463	(104)
Net cash provided by (used in) operating activities	3,037	12,423	(695)

Investing Activities
Purchase of property and equipment	(8,598)	(4,410)	(5,600)
Proceeds from sale/disposal of property	—	66	12
Business acquisition, net of cash acquired and reinvested Merger consideration	(59,488)	—	—
Change in restricted cash	244	464	(1,380)
Net cash used in investing activities	(67,842)	(3,880)	(6,968)

Financing Activities
Debt issuance costs	(2,120)	—	(1,636)
Proceeds from the issuance of long-term debt	47,707	—	—
Repayment of long-term debt	(1,250)	—	—
Line of credit advances	10,083	6	—
Line of credit repayments	(3,006)	—	—
Purchase of common units	(14,000)	—	—
Proceeds from the issuance of common units, net of reinvested consideration proceeds	5,000	—	—
Capital lease obligation payments	(393)	(1,148)	(1,229)
Distributions paid to members	(6,370)	(3,343)	(12,889)
Net cash provided by (used in) financing activities	35,651	(4,485)	(15,754)

Effect of exchange rates on cash and cash equivalents	(625)	79	209
Change in cash and cash equivalents	(29,779)	4,137	(23,208)
Cash and cash equivalents, beginning of period	42,373	38,236	61,444
Cash and cash equivalents, end of period	$12,594	$42,373	$38,236

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

For the Years Ended December 31,

(In thousands of dollars)

	2013	2012	2011
	(As Restated)	(As Revised)	(As Revised)

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$24,808	$22,198	$22,075
Cash paid for income taxes	1,466	3,207	2,574
Non-csah consideration for sale of equipment	—	75	—
Accrued purchases of fixes assets	134	516	364
Accrued distributions to members	2,947	—	3,343

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

For the Years Ended December 31,

(In thousands of dollars)

			Accumulated
		Accumulated	Other
	Member	Members’	Comprehensive
	Units	Deficit	Loss	Total

Balance, December 31, 2010	132,174	$(133,914)	$(7,484)	$(141,398)

Distribution to members	—	(626)	—	(626)
State of Connecticut members’ withholding	—	(152)	—	(152)
Net income	—	4,988	—	4,988
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	(5,202)	(5,202)
Foreign currency translation	—	—	(444)	(444)
Comprehensive loss	—	—	—	(658)
Balance, December 31, 2011	132,174	(129,704)	(13,130)	(142,834)

Common unit expense	—	17	—	17
Distribution to members	—	—	—	—
State of Connecticut members’ withholding	—	(704)	—	(704)
Net income	—	(6,858)	—	(6,858)
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	(1,229)	(1,229)
Foreign currency translation	—	—	517	517
Comprehensive loss	—	—	—	(7,570)
Balance, December 31, 2012 (Revised)	132,174	(137,249)	(13,842)	(151,091)

Common unit expense	—	27	—	27
Distribution to members	—	(9,317)	—	(9,317)
State of Connecticut members’ withholding	—	(408)	—	(408)
Write off of prepaid license	—	(1,056)	—	(1,056)
Repurchase of common units	(31,166)	(14,000)	—	(14,000)
Sale of common units	31,166	9,000	—	9,000
Net income	—	22,867	—	22,867
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	6,391	6,391
Foreign currency translation	—	—	(1,889)	(1,889)
Comprehensive income	—	—	—	27,369
Balance, December 31, 2013 (As Restated)	132,174	(130,136)	(9,340)	(139,476)

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

At December 31, 2013, Colt Defense LLC (the “Company”, a limited liability corporation), owned 100% of Colt Finance Corp., New Colt Holding Corp. (a C corporation) and Colt Defense Technical Services LLC (“CDTS”).  New Colt Holding Corp. (“New Colt”) owned 100% of Colt’s Manufacturing Company LLC, the commercial operating entity, and Colt Defense LLC and CDTS collectively own 100% of Colt International Cooperatief U.A. (a Dutch cooperatief) which owns 100% of Colt Canada (a Canadian corporation).

Effective as of January 1, 2014, Colt effected a legal entity restructuring whereby Colt Defense and New Colt, see Note 3, “Acquisition”, contributed their assets and operations to Colt’s Manufacturing.  This contribution created a combined operating entity for the Company’s U.S. based operations.

2.  Summary of Significant Accounting Policies

Restatement of Previously Issued Consolidated Financial Statements

The Company is restating its previously issued consolidated financial statements and related disclosures for the year ended December 31, 2013 (the “Restated Period”).  The Company is revising its unaudited interim financial information for the first three quarters in the fiscal year ended December 31, 2013, the fourth quarter and year ended December 31, 2012 and the year ended December 31, 2011, (the “Revised Periods”).

The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 machine gun program (the “M240 Program”) for the U.S. Government in the Company’s fourth quarter 2013 results.  In conjunction with the correction of the M240 Program error other previously recorded out-of-period errors which were immaterial to the consolidated financial statements individually or in the aggregate prior to the discovery of the M240 Program error were also adjusted to be reflected in the proper period along with the reclassification of business development expenses from other (income) / expense to operating income.

The Company assessed the impact of the M240 Program error, including the impact of previously unrecorded immaterial out-of-period adjustments and the reclassification of business development expenses from other (income)/expense to operating income on its prior interim and annual consolidated financial statements and concluded that the combined impact of these errors was material to the fourth quarter and year-ended consolidated financial statements as of December 31, 2013.  Accordingly, the Company is restating the fourth quarter of 2013 and the year then ended.  See Note 13, “Commitments and Contingencies”, for the impact on the Company’s 2013 fourth quarter results.  The Company determined the combined impact of these adjustments was not material to the first three quarters in the fiscal year ended December 31, 2013, the fourth quarter and year-ended consolidated financial statements as of December 31, 2012 and the year ended December 31, 2011.  Accordingly, the Company revised the above mentioned periods consolidated financial statements.

The aggregate impact of correcting the error related to the M240 Program, correcting previously recorded immaterial out-of-period adjustments and the reclassification of business development expenses for the years ended December 31, 2013, 2012 and 2011, on the Company’s consolidated statements of operations and on its consolidated balance sheets was as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	December 31,		December 31,		December 31,
For the years ended	2013		2012		2011
Net sales	$(7,065	)(a)	$262		—
Cost of sales	(4,129	)(b)	—		—
Gross profit	(2,936	)(c)	262		—
Business development	(575	)(d)	(881	)(d)	(504	)(d)
Operating income	(3,501	)(e)	(619	)(f)	(504	)(d)
Other (income) / expense	(575	)(d)	(881	)(d)	(504	)(d)
Income tax	(59)		65
Net income (loss)	(2,867	)(g)	197		—

(a) Primarily as a result of a ($6,820) reduction in revenue related to a M240 Program contract modification, see Note 13, “Commitments and Contingencies”.

(b) Primarily as a result of a ($4,132) reduction in cost of sales related to a M240 Program contract obligation expense, see Note 13, “Commitments and Contingencies”.

(c) Primarily as a result of a ($6,820) reduction in revenue related to a M240 Program contract modification and a ($4,132) reduction in cost of sales related to a M240 Program contract obligation expense, see Note 13, “Commitments and Contingencies”.

(d) Reclassification of transaction costs incurred in connection with contemplated merger and acquisition activities from other(income)/expense to business development.

(e) Primarily as a result of the ($6,820) reduction in revenue related to a M240 Program contact modification, the ($4,132) reduction in cost of sales related to a M240 Program contract obligation expense and a $575 reclassification of business development costs from other(income)/expense to business development.

(f) Primarily as the result of the reclassification of $881 of costs incurred in connection with contemplated merger and acquisition activities from other(income)/expense to business development and an adjustment to Colt Canada net sales of $262 related to the timing of recognition of certain sales.

(g) Primarily as a result of the M240 Program contract modification and contract obligation expense.

	Adjustments to
	Previously Reported Balance
	Sheet - Increase / (Decrease)
	December 31,		December 31,	December 31,
For the years ended	2013		2012	2011
Accounts receivable	$1		$261	—
Other current assets	(2)		(65)	—
Accrued expenses	(4,133	)(a)	—	—
Customer advances and deferred revenue	6,820	(b)	—	—
Accumulated deficit	(2,670	)(c)	197	—
Accumulated other comprehensive loss	(18)		(1)	—

(a) Primarily related to the reduction in accrued expenses associated with the ($4,132) reduction in cost of sales related to a M240 Program contract obligation expense, see Note 13, “Commitments and Contingencies”.

(b) As a result of recording a ($6,820) reduction in revenue related to a M240 Program contract modification, see Note 13, “Commitments and Contingencies.”

(c) Primarily as a result of the M240 Program contract modification and contract obligation expense.

The correction of the error related to the M240 Program in the Company’s consolidated statements of changes in cash flows for the year ended December 31, 2013 resulted in a $2.7 million decrease in Net income (loss) and a net $2.7 million increase in operating assets and liabilities and didn’t impact previously recorded cash provided by operating activities.

The Company corrected certain other out of period errors which were not material to the consolidated financial statements individually or in aggregate prior to the discovery of the M240 Program error by reflecting them in the proper period.  Correction of these out-of-period adjustments had the combined effect on the consolidated statements of operations of increasing (decreasing) net income in the four quarters of fiscal 2013 by $59,$229, ($288) and ($179), respectively and increasing net income in the fourth quarter of fiscal 2012 by $197.  The largest contributors to these out-of-period adjustments relate to the timing of the recognition of certain sales transactions and customer discounts along with the timing of recognition of certain inventory and pension related expenses.

The aggregate impact of correcting previously unrecorded immaterial out-of-period adjustments and the reclassification of business development expenses for the first three quarters of fiscal 2013 on the Company’s consolidated statements of operations was as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	March 31,	June 30,	September 29,
For the quarter ended	2013	2013	2013
Net sales	$—	$(23)	$(208)
Cost of sales	14	65	(168)
Gross profit	(14)	(88)	(40)
Selling and commissions	(79)	(130)	221
Research and development	1	1	4
General and administrative	5	(222)	10
Business development	75	169	463
Operating income	(16)	94	(738	)(a)
Other (income) / expense	(75)	(192)	(440)
Income tax	—	57	(10)
Net income (loss)	59	229	(288)

(a) Primarily as a result of the reclassification of costs incurred in connection with contemplated merger and acquisition activities from other(income)/expense to business development and the timing of recognition of certain professional fee accruals.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously reported consolidated balance sheet as of December 31, 2013 and 2012, and the previously reported consolidated statements of operations for the year ended December 31, 2013, 2012 and 2011, and the previously reported statements of comprehensive income (loss), changes in cash flows and changes in deficit for the years ended December 31, 2013 and 2012 to the corresponding financial statements for the Restated Period and the Revised Periods, as applicable.

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheet

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K
ASSETS
Current assets:
Cash and cash equivalents	$12,594	$—	$12,594
Restricted cash	771	—	771
Accounts receivable, net	22,481	1	22,482
Inventories	66,674	—	66,674
Deferred tax assets	954	—	954
Other current assets	5,964	(2)	5,962
Total current assets	109,438	(1)	109,437

Property and equipment, net	30,733	—	30,733
Goodwill	51,225	—	51,225
Trademarks	50,100	—	50,100
Intangible assets with finite lives, net	13,415	—	13,415
Deferred financing costs	7,742	—	7,742
Long-term restricted cash	572	—	572
Other assets	1,510	—	1,510
Total assets	$264,735	$(1)	$264,734

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$7,083	$—	7,083
Accounts payable	14,038	—	14,038
Accrued expenses	26,291	(4,133)	22,158
Pension and retirement liabilities - current portion	1,085	—	1,085
Customer advances and deferred revenue	12,647	6,820	19,467
Long-term debt current portion	5,000	—	5,000
Accrued distributions to members	670	—	670
Total current liabilities	66,814	2,687	69,501

Long term debt	289,817	—	289,817
Pension and retirement liabilities	21,670	—	21,670
Long-term deferred tax liability	18,715	—	18,715
Long-term distributions to members	2,277	—	2,277
Other long-term liabilities	2,230	—	2,230
Total long-term liabilities	334,709	—	334,709
Total liabilities	401,523	2,687	404,210

Deficit:
Accumulated deficit	(127,466)	(2,670)	(130,136)
Accumulated other comprehensive loss	(9,322)	(18)	(9,340)
Total deficit	(136,788)	(2,688)	(139,476)
Total liabilities and debt	$264,735	$(1)	$264,734

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheet

(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K
ASSETS
Current assets:
Cash and cash equivalents	$42,373	$—	$42,373
Restricted cash	777	—	777
Accounts receivable, net	22,683	261	22,944
Inventories	40,561	—	40,561
Deferred tax assets	185	—	185
Other current assets	3,231	(65)	3,166
Total current assets	109,810	196	110,006

Property and equipment, net	22,134	—	22,134
Goodwill	14,947	—	14,947
Trademarks	—	—	—
Intangible assets with finite lives, net	6,037	—	6,037
Deferred financing costs	7,642	—	7,642
Long-term restricted cash	810	—	810
Other assets	1,588	—	1,588
Total assets	$162,968	$196	$163,164

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$6	$—	6
Accounts payable	13,055	—	13,055
Accrued expenses	20,315	—	20,315
Pension and retirement liabilities - current portion	626	—	626
Customer advances and deferred revenue	10,002	—	10,002
Long-term debt current portion	—	—	—
Accrued distributions to members	—	—	—
Total current liabilities	44,004	—	44,004

Long term debt	247,567	—	247,567
Pension and retirement liabilities	20,261	—	20,261
Long-term deferred tax liability	1,515	—	1,515
Long-term distributions to members	—	—	—
Other long-term liabilities	908	—	908
Total long-term liabilities	270,251	—	270,251
Total liabilities	314,255	—	314,255

Deficit:
Accumulated deficit	(137,446)	197	(137,249)
Accumulated other comprehensive loss	(13,841)	(1)	(13,842)
Total deficit	(151,287)	196	(151,091)
Total liabilities and deficit	$162,968	$196	$163,164

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net sales	$277,948	$(7,065)	$270,883
Cost of sales	201,241	(4,129)	197,112
Gross Profit	76,707	(2,936)	73,771

Operating expenses:
Selling and commissions	14,143	(1)	14,142
Research and development	6,127	(1)	6,126
General and administrative	15,297	(8)	15,289
	35,567	(10)	35,557
Business development	—	575	575
Certain transaction costs (Note 3)	1,147	—	1,147
Restructuring costs (Note 4)	782	—	782
Gain on effective settlement of contract (Note 3)	(15,264)	—	(15,264)
Total operating expenses	22,232	565	22,797
Operating income	54,475	(3,501)	50,974

Other (income)/expense:
Interest expense	27,687	—	27,687
Debt prepayment expense	—	—	—
Other (income)/expense, net	(641)	(575)	(1,216)
Total other expenses, net	27,046	(575)	26,471
Income (loss) before provision for income taxes	27,429	(2,926)	24,503
Income tax expense	1,695	(59)	1,636

Net income (loss)	$25,734	$(2,867)	$22,867

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net sales	$213,354	$262	$213,616
Cost of sales	162,622	—	162,622
Gross Profit	50,732	262	50,994

Operating expenses:
Selling and commissions	13,117	—	13,117
Research and development	4,747	—	4,747
General and administrative	14,285	—	14,285
	32,149	—	32,149
Business development	—	881	881
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	32,149	881	33,030
Operating income	18,583	(619)	17,964

Other (income)/expense:
Interest expense	24,579	—	24,579
Debt prepayment expense	—	—	—
Other (income)/expense, net	(691)	(881)	(1,572)
Total other expenses, net	23,888	(881)	23,007
Income (loss) before provision for income taxes	(5,305)	262	(5,043)
Income tax expense	1,750	65	1,815

Net income (loss)	$(7,055)	$197	$(6,858)

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2011
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net sales	$208,816	$—	$208,816
Cost of sales	143,851	—	143,851
Gross Profit	64,965	—	64,965

Operating expenses:
Selling and commissions	13,780	—	13,780
Research and development	5,578	—	5,578
General and administrative	13,098	—	13,098
	32,456	—	32,456
Business development	—	504	504
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	32,456	504	32,960
Operating income	32,509	(504)	32,005

Other (income)/expense:
Interest expense	24,010	—	24,010
Debt prepayment expense	295	—	295
Other (income)/expense, net	45	(504)	(459)
Total other expenses, net	24,350	(504)	23,846
Income (loss) before provision for income taxes	8,159	—	8,159
Income tax expense	3,171	—	3,171

Net income (loss)	$4,988	$—	$4,988

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net income (loss)	$25,734	$(2,867)	$22,867

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,872)	(17)	(1,889)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	5,890	—	5,890
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	501	—	501
	6,391	—	6,391

Comprehensive income (loss)	$30,253	$(2,884)	$27,369

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net income (loss)	$(7,055)	$197	$(6,858)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	518	(1)	517

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	(2,322)	—	(2,322)
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	1,093	—	1,093
	(1,229)	—	(1,229)

Comprehensive income (loss)	$(7,766)	$196	$(7,570)

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K
Operating Activities
Net income (loss)	$25,734	$(2,867)	$22,867
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,359	—	6,359
Amortization of financing fees	2,020	—	2,020
Amortization of debt discount	793	—	793
Gain on effective settment of contract	(15,264)	—	(15,264)
Pension curtailment expense	—	—	—
Deferred income taxes	29	—	29
Loss (gain) on sale/disposal of fixed assets	205	—	205
Debt prepayment expense	—	—	—
Amortization of deferred revenue	(127)	—	(127)
Common unit compensation expense	27	—	27
Changes in operating assets and liabilites, net of acquisition:
Accounts receivable	3,222	262	3,484
Inventories	(19,126)	—	(19,126)
Prepaid expense and other current assets	(839)	(65)	(904)
Accounts payable and accrued expense	(542)	(4,132)	(4,674)
Accrued pension and retirement liabilities	(1,099)	—	(1,099)
Customer advances and deferred income	1,366	6,820	8,186
Other	260	1	261
Net cash provided by (used in) operating activities	3,018	19	3,037

Investing Activities
Purchase of property and equipment	(8,598)	—	(8,598)
Proceeds from sale/disposal of property	—	—	—
Business acquisition, net of cash acquired and reinvested Merger consideration	(59,488)	—	(59,488)
Change in restricted cash	244	—	244
Net cash used in investing activities	(67,842)	—	(67,842)

Financing Activities
Debt issuance costs	(2,120)	—	(2,120)
Proceeds from the issuance of long-term debt	47,707	—	47,707
Repayment of long-term debt	(1,250)	—	(1,250)
Line of credit advances	10,083	—	10,083
Line of credit repayments	(3,006)	—	(3,006)
Purchase of common units	(14,000)	—	(14,000)
Proceeds from the issuance of common units, net of reinvested consideration proceeds	5,000	—	5,000
Capital lease obligation payments	(393)	—	(393)
Distributions paid to members	(6,370)	—	(6,370)
Net cash provided by (used in) financing activities	35,651	—	35,651

Effect of exchange rates on cash and cash equivalents	(606)	(19)	(625)
Change in cash and cash equivalents	(29,779)	—	(29,779)
Cash and cash equivalents, beginning of period	42,373	—	42,373
Cash and cash equivalents, end of period	$12,594	$—	$12,594

Colt Defense LLC and Subsidiaries
Consolidated Statement of Changes in Cash Flows
(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K
Operating Activities
Net income (loss)	$(7,055)	$197	$(6,858)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,696	—	5,696
Amortization of financing fees	1,653	—	1,653
Amortization of debt discount	381	—	381
Gain on effective settment of contract	—	—	—
Pension curtailment expense	1,325	—	1,325
Deferred income taxes	39	—	39
Loss (gain) on sale/disposal of fixed assets	4	—	4
Debt prepayment expense	—	—	—
Amortization of deferred revenue	(79)	—	(79)
Common unit compensation expense	17	—	17
Changes in operating assets and liabilites, net of acquisition:
Accounts receivable	8,091	(262)	7,829
Inventories	(4,158)	—	(4,158)
Prepaid expense and other current assets	(984)	65	(919)
Accounts payable and accrued expense	5,201	—	5,201
Accrued pension and retirement liabilities	(172)	—	(172)
Customer advances and deferred income	2,001	—	2,001
Other	463	—	463
Net cash provided by (used in) operating activities	12,423	—	12,423

Investing Activities
Purchase of property and equipment	(4,410)	—	(4,410)
Proceeds from sale/disposal of property	66	—	66
Business acquisition, net of cash acquired and reinvested Merger consideration	—	—	—
Change in restricted cash	464	—	464
Net cash used in investing activities	(3,880)	—	(3,880)

Financing Activities
Debt issuance costs	—	—	—
Proceeds from the issuance of long-term debt	—	—	—
Repayment of long-term debt	—	—	—
Line of credit advances	6	—	6
Line of credit repayments	—	—	—
Purchase of common units	—	—	—
Proceeds from the issuance of common units, net of reinvested consideration proceeds	—	—	—
Capital lease obligation payments	(1,148)	—	(1,148)
Distributions paid to members	(3,343)	—	(3,343)
Net cash provided by (used in) financing activities	(4,485)	—	(4,485)

Effect of exchange rates on cash and cash equivalents	79	—	79
Change in cash and cash equivalents	4,137	—	4,137
Cash and cash equivalents, beginning of period	38,236	—	38,236
Cash and cash equivalents, end of period	$42,373	$—	$42,373

Colt Defense LLC and Subsidiaries
Consolidated Statements of Changes in Deficit
(In thousands of dollars)

		Accumulated Members’		Accumulated Other
		Deficit		Comprehensive Loss		Total Changes in Deficit
			As Restated		As Restated		As Restated
		As	in this Annual	As	in this Annual	As	in this Annual
	Member	Previously	Report on	Previously	Report on	Previously	Report on
	Units	Reported	Form 10-K	Reported	Form 10-K	Reported	Form 10-K

Balance, December 31, 2011	132,174	(129,704)	(129,704)	(13,130)	(13,130)	(142,834)	(142,834)

Common unit expense	—	17	17	—	—	17	17
Distribution to members	—	—	—	—	—	—	—
State of Connecticut members’ withholding	—	(704)	(704)	—	—	(704)	(704)
Net income	—	(7,055)	(6,858)	—	—	(7,055)	(6,858)
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	—	(1,229)	(1,229)	(1,229)	(1,229)
Foreign currency translation	—	—	—	518	517	518	517
Comprehensive loss	—	—	—	—		(7,766)	(7,570)
Balance, December 31, 2012 (Revised)	132,174	(137,446)	(137,249)	(13,841)	(13,842)	(151,287)	(151,091)

Common unit expense	—	27	27	—	—	27	27
Distribution to members	—	(9,317)	(9,317)	—	—	(9,317)	(9,317)
State of Connecticut members’ withholding	—	(408)	(408)	—	—	(408)	(408)
Write off of prepaid license	—	(1,056)	(1,056)	—	—	(1,056)	(1,056)
Repurchase of common units	(31,166)	(14,000)	(14,000)	—	—	(14,000)	(14,000)
Sale of common units	31,166	9,000	9,000	—	—	9,000	9,000
Net income	—	25,734	22,867	—	—	25,734	22,867
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	—	6,391	6,391	6,391	6,391
Foreign currency translation	—	—	—	(1,872)	(1,889)	(1,872)	(1,889)
Comprehensive income	—	—	—	—	—	30,253	27,369
Balance, December 31, 2013 (As Restated)	132,174	(127,466)	(130,136)	(9,322)	(9,340)	(136,788)	(139,476)

Colt Defense LLC and Subsidiaries
Consolidated Statement of Operations
(In thousands of dollars)

	Three months ended March 31, 2013
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K

Net sales	$63,849	$—	$63,849
Cost of sales	45,098	14	45,112
Gross Profit	18,751	(14)	18,737

Operating expenses:
Selling and commissions	3,174	(79)	3,095
Research and development	819	1	820
General and administrative	3,725	5	3,730
	7,718	(73)	7,645
Business development	—	75	75
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	7,718	2	7,720
Operating income	11,033	(16)	11,017

Other (income)/expense:
Interest expense	5,994	—	5,994
Other (income)/expense, net	(712)	(75)	(787)
Total other expenses, net	5,282	(75)	5,207
Income (loss) before provision for income taxes	5,751	59	5,810
Income tax expense	681	—	681

Net income (loss)	$5,070	$59	$5,129

Colt Defense LLC and Subsidiaries
Consolidated Statement of Operations
(In thousands of dollars)

	Three months ended June 30, 2013			Six months ended June 30, 2013
			As Revised			As Revised
	As		in this Annual	As		in this Annual
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-K	Reported	Adjustments	Form 10-K

Net sales	$64,235	$(23)	$64,212	$128,084	$(23)	$128,061
Cost of sales	45,765	65	45,830	90,863	79	90,942
Gross Profit	18,470	(88)	18,382	37,221	(102)	37,119

Operating expenses:
Selling and commissions	3,582	(130)	3,452	6,756	(209)	6,547
Research and development	1,480	1	1,481	2,299	2	2,301
General and administrative	3,237	(222)	3,015	6,962	(217)	6,745
	8,299	(351)	7,948	16,017	(424)	15,593
Business development	—	169	169	—	244	244
Certain transaction costs (Note 3)	416	—	416	416	—	416
Restructuring costs (Note 4)	—	—	—	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—	—	—	—
Total operating expenses	8,715	(182)	8,533	16,433	(180)	16,253
Operating income	9,755	94	9,849	20,788	78	20,866

Other (income)/expense:
Interest expense	6,069	—	6,069	12,063	—	12,063
Other (income)/expense, net	(493)	(192)	(685)	(1,205)	(267)	(1,472)
Total other expenses, net	5,576	(192)	5,384	10,858	(267)	10,591
Income (loss) before provision for income taxes	4,179	286	4,465	9,930	345	10,275
Income tax expense	21	57	78	702	57	759

Net income (loss)	$4,158	$229	$4,387	$9,228	$288	$9,516

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	Three months ended September 29, 2013			Nine months ended September 29, 2013
			As Revised			As Revised
	As		in this Annual	As		in this Annual
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-K	Reported	Adjustments	Form 10-K

Net sales	$73,238	$(208)	$73,030	$201,396	$(231)	$201,165
Cost of sales	58,655	(168)	58,487	149,731	(89)	149,642
Gross Profit	14,583	(40)	14,543	51,665	(142)	51,523

Operating expenses:
Selling and commissions	3,843	221	4,064	10,386	12	10,398
Research and development	1,710	4	1,714	4,009	6	4,015
General and administrative	3,886	10	3,896	10,848	(207)	10,641
	9,439	235	9,674	25,243	(189)	25,054
Business development	—	463	463	—	707	707
Certain transaction costs (Note 3)	461	—	461	877	—	877
Restructuring costs (Note 4)	631	—	631	631	—	631
Gain on effective settlement of contract (Note 3)	(15,264)	—	(15,264)	(15,264)	—	(15,264)
Total operating expenses	(4,733)	698	(4,035)	11,487	518	12,005
Operating income	19,316	(738)	18,578	40,178	(660)	39,518

Other (income)/expense:
Interest expense	7,623	—	7,623	19,686	—	19,686
Other (income)/expense, net	746	(440)	306	(385)	(707)	(1,092)
Total other expenses, net	8,369	(440)	7,929	19,301	(707)	18,594
Income (loss) before provision for income taxes	10,947	(298)	10,649	20,877	47	20,924
Income tax expense	(198)	(10)	(208)	504	47	551

Net income (loss)	$11,145	$(288)	$10,857	$20,373	$—	$20,373

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

Accrued Expenses

Accured expenses consisted of:

	December 31,
	2013	2012
	(As Restated)

Accrued compensation and benefits	$7,154	$5,770
Accrued contract obligation expense	1,194	—
Accrued federal, excise and other taxes	4,902	5,293
Accrued interest	2,879	3,230
Accrued commissions	929	1,229
Other accrued expenses	5,100	4,793
	$22,158	$20,315

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

The Company, with the assistance of a third party valuation firm, determined the fair value of the finite-lived intangible assets which includes $5,240 of existing license agreements, valued based on a discounted cash flow approach, represents the estimated fair value of New Colt license agreements for licensing the Colt trademarks to various third parties, $2,970 of developed technology, valued based on a relief from royalty method, represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog, valued based on an excess earnings method, represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired assets were 6 years, 20 years, and 3 years respectively.  In addition, the Company, with the assistance of a third party valuation firm, valued the Colt brand and related trade marks by comparing the value of the royalty rate inherent in the license (see Note 2,”Summary of Significant Accounting Policies”) to the current market rate for such a license based upon both the value of the Colt brand and related trade marks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

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

	Unaudited Pro Forma
	Years Ended
	December 31, 2013	December 31, 2012
Net sales	$309,556	$267,714
Net income (loss)	17,474	(4,590)

Pro forma earnings during the years ended December 31, 2013 and December 31, 2012, respectively, were adjusted for items such as the Settlement Gain, transaction related costs, interest on the Company’s $50,000 Term Loan and amortization expense related to finite-lived intangible assets.  Pro forma earnings for the year ended December 31, 2013 were adjusted to exclude the $15,264 Settlement Gain, include $2,467 of additional interest expense, include $1,409 of additional expense related to the amortization of finite-lived intangible assets and exclude $2,530 of transaction related costs $1,147 incurred by the Company and $1,383 incurred by New Colt.  Pro forma earnings for the year ended December 31, 2012 were adjusted to include the $15,264 Settlement Gain, include $6,879 of interest expense, include $2,347 of expense related to the amortization of finite-lived intangible assets and include $2,530 of transaction related costs.

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

The components of income (loss) before provision for income taxes are as follows:

	December 31,
	2013	2012	2011
United States	$18,912	$(11,923)	$(4,559)
Foreign	5,591	6,880	12,718
Total	$24,503	$(5,043)	$8,159

The components of the expense (benefit) for income tax purposes are as follows:

	December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,607	1,776	3,442
Total current	1,607	1,776	3,442

Deferred and other:
Federal	—	—	—
State	—	—	—
Foreign	29	39	(271)
Total deferred and other:	29	39	(271)
Total tax expense	$1,636	$1,815	$3,171

The components of deferred tax assets and liabilities consist of:

	December 31,
	2013	2012
Current tax assets:
Accounts receivable reserves	$74	$—
Inventory reserves	865	—
Accrued insurance	250	—
Accrued payroll	150	—
Accrued warranties	125	40
Other accrued expenses	316	145
Less: valuation allowance	(826)	—
Total current deferred tax assets	$954	$185

Long-term tax assets (liabilities):
Pension & post retirement obligations	$2,913	$—
Net operating loss carryforwards	3,943	—
Federal AMT credits	888	—
Fixed assets	(1,545)	(388)
Intangible assets	(21,263)	(1,127)
Other long-term assets	450	—
Less: valuation allowance	(4,101)	—
Total long-term deferred tax liabilities	$(18,715)	$(1,515)
Net long-term deferred tax liabilities	$(17,761)	$(1,330)

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

The effective income tax provision (benefit) was different than the statutory federal and state income tax rates as follows:

	2013	2012	2011
Expected Tax Rate	34.00%	34.00%	34.00%
Meals and Entertainment	0.05	(0.21)	0.12
Pass Through Taxation (Zero Rate)	(26.45)	(80.39)	19.00
Other Non-Deductible Items	0.02	(0.03)	0.01
Tax credits	(1.09)	5.12	(4.51)
Tax Rate Differentials	(2.03)	12.28	(11.69)
Withholding Tax	2.12	(6.54)	3.73
Valuation Allowance	0.17	0.00	0.00
Other Adjustments	0.11	(0.23)	(1.77)
Effective Tax Rate	6.68%	(36.00)%	38.87%

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

Postretirement health care expense for the New Colt plan is included in the amounts below from the Merger Date.

Disclosures related to the pension plans and the postretirement health care coverage follows:

			Postretirement
	Pension Plans		Healthcare Coverage
	2013	2012	2013	2012
Projected benefit obligation (“PBO”) at beginning of year	$29,168	$25,590	$14,091	$12,524
New Colt plans PBO at Merger Date	9,131	—	8,077	—
Service cost	315	455	549	256
Interest cost	1,296	1,141	658	527
Plan amendments	—	951	—	—
Actuarial (gain) loss	(2,175)	1,766	(1,583)	1,286
Benefits paid and expenses	(1,540)	(735)	(717)	(502)
Projected benefit obligation at end of year	36,195	29,168	21,075	14,091

Fair value of plan assets at beginning of year	22,372	19,609	—	—
Fair value of plan assets at Merger Date	7,841	—	—	—
Employer contributions	1,740	1,500	717	502
Actual return on plan assets	4,102	1,998	—	—
Benefits paid and expenses	(1,540)	(735)	(717)	(502)
Fair value of plan assets at end of year	34,515	22,372	—	—
Funded status at end of year	$(1,680)	$(6,796)	$(21,075)	$(14,091)

The components of the unfunded benefit obligations of the hourly and salaried defined benefit plans follow:

	2013			2012
	Hourly	Salaried		Hourly	Salaried
	Plans	Plans	Total	Plan	Plan	Total
Projected benefit obligation	$26,328	$9,867	$36,195	$20,474	$8,694	$29,168
Fair value of plan assets	24,607	9,908	34,515	15,602	6,770	22,372
Funded status	$(1,721)	$41	$(1,680)	$(4,872)	$(1,924)	$(6,796)

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

On July 12, 2013, the Company issued and sold 31,165.589 of Colt Defense common units to Colt Defense Holding III L.P., an affiliate of Sciens Management, for $9.0 million. The Company used the $9.0 million, together with the proceeds from the Term Loan and cash on hand, to fund the Merger and pay related fees and expenses.

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

In the third quarter of 2013, the Company and the US Government agreed to retrofit previously delivered M240 machine guns for a gun part not meeting technical specifications.

The following table summarizes the impact of this retrofit on the M240 Program contract modification and contract obligation expense activity included in the Company’s consolidated statement of operations:

	As Originally Reported			Adjustments	As Restated
	For the nine	For the three			For the three
	months ended	months ended	For the year-ended		months ended
	September 29,	December 31,	December 31,	M240 Program	December 31,
	2013	2013	3013	Error	2013

M240 Program - contract modification	$—	$—	$—	$(6,820)	$(6,820)
Impact to Total Net Sales	—	—	—	(6,820)	(6,820)

Cost of Sales	—	—	—	3,381	3,381
Contract obligation expense	7,041	472	7,513	(7,513)	—
Impact to Total Cost of Sales	7,041	472	7,513	(4,132)	3,381

Impact to Gross Profit	$(7,041)	$(472)	$(7,513)	$(2,688)	$(10,201)

During the third quarter and fourth quarter of 2013 the Company recorded M240 contract obligation expenses of $7,041 and $472, respectively, related to the M240 Program for an aggregate contract obligation expense of $7,513.  Subsequent to year-end the Company entered into a M240 contract modification with the U.S. Government which resulted in the Company recording a $6,820 M240 Program contact modification, a reduction in net sales, and a $4,132 M240 Program contract obligation expense, a reduction in cost of sales, for an aggregate reduction in gross profit of $2,688 (the “M240 Program Error”).  Inclusive of the impact of the M240 Program Error, the Company recorded a $6,820 M240 Program contract modification and a $3,381 M240 Program contract obligation expense for an aggregate reduction in gross profit of $10,201 for the year ended December 31, 2013, as restated, related to the Company’s M240 Program.

The $6,820 M240 Program contract modification was recorded as a reduction in net sales.  The contract price reduction allowed for the U.S. Government to apply previously committed funding to the procurement of third party parts, to be utilized in our retrofit of previously delivered M240 machine guns.  The M240 Program - contract modification will result in a reduction of future cash proceeds from the sale of new M240 machine guns and therefore is included in customer advances and deferred revenue on the Company’s consolidated balance sheet as of December 31, 2013.  The customer advance and the deferred liability are classified as current liabilities based on the Company’s best estimate of when new M240 machine guns, impacted by the M240 Program contract modification will be delivered.  The M240 Program contract obligation expense of $3,381 relates to the estimated costs to retrofit previously delivered M240 machine guns, exclusive of the parts being supplied by the U.S. Government.  As of December 31, 2013 $1,194 was included in accrued expenses, a current liability on the Company’s consolidated balance sheet, related to the Company’s M240 Program contract obligation expense based on the Company’s best estimate of when the expenses will be incurred.  The M240 Program contact obligation expense was based on the Company’s best estimate of costs to satisfy the contract obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation could vary from this estimate.  The Company did not incur a comparable expense in the prior year.

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

Colt Defense LLC

Restated Adjusted EBITDA

December 31, 2013

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	2013	2012	2011
	(As Restated)	(As Revised)

Net income (loss)	$22,867	$(6,858)	$4,988
Income tax (benefit) expense	1,636	1,815	3,171
Deperciation and amortization (i)	6,359	5,696	5,476
Interest expense	27,687	24,579	24,010
Sciens fees and expenses (ii)	686	356	450
Pension curtailment expense (iii)	—	1,325	—
Business development costs (iv)	575	881	504
Transaction costs (v)	1,147	—	—
Restructuring costs (vi)	782	—	—
Gain on effective settlement of contract (vii)	(15,264)	—	—
Lease buyout expense (viii)	287	—	—
M240 Program - contract modification and obligation expense (ix)	10,201	—	—
Other expenses, net (x)	(562)	(474)	266

Adjusted EBITDA	$56,401	$27,320	$38,865

(i)                       Includes depreciation and amortization of intangible assets.

(ii)                    Includes fees and expenses pursuant to the agreements with Sciens Management and Sciens International.

(iii)                 Non-cash expense associated with the curtailment of pension plans.

(iv)                Primarily outside professional service fees associated with stragetic initiatives.

(v)                   Non-recurring costs associated with the Merger.

(vi)                Non-recurring costs associated with restructuring initiatives undertaken as a result of the Merger.

(vii)             Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.

(viii)          Expense associated with the early retirement of capital and operating leases.

(ix)                M240 Program contract modification and contract obligation expense, see Note 13, “Commitments and Contingencies”

(x)                   Includes income and/or expenses such as foreign currency exchange gains or losses and other less significant charges not related to on-going operations

Product Information

The following table shows net sales for the year ended December 31, 2013 and December 31, 2012 by product category    ($ in thousands). The table includes the results of New Colt from July 12, 2013, the acquisition date, through December 31, 2013. After intercompany sales eliminations, the New Colt acquisition provided $29.1 million of incremental sales for the year ended December 31, 2013.

	For the Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Revised)
Long guns	$194,634	$159,528	$125,141
Hand guns	30,052	1,260	—
Spares and other	46,197	52,828	83,675
Total	$270,883	$213,616	$208,816

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

The table below presents total net sales for specific geographic regions:

	2013	2012	2011
	(As Restated)	(As Revised)
United States	$158,311	$111,878	$89,544
Asia/Pacific	64,959	45,866	26,762
Canada	28,130	30,244	26,064
Europe	9,255	16,501	34,908
Middle East/Asia	3,065	3,675	26,188
Latin America/Caribbean	7,163	5,452	5,350
	$270,883	$213,616	$208,816

Long-lived assets are net fixed assets attributable to specific geographic regions:

	2013	2012
United States	$25,745	$17,272
Canada	4,988	4,862
	$30,733	$22,134

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

16.  Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred revenue	$778	$905
Royalty payable	1,125	—
Other	327	3
	$2,230	$908

17.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$380	$(10,523)	$2,659	$(7,484)
Other comprehensive income before reclassifications	—	(5,765)	—	(5,765)
Amounts reclassified from accumulated other comprehensive income	(2)	565	—	563
Currency translation	—	—	(444)	(444)
Net current period other comprehensive income	(2)	(5,200)	(444)	(5,646)
Balance, December 31, 2011	378	(15,723)	2,215	(13,130)
Other comprehensive income before reclassifications	375	(2,697)	—	(2,322)
Amounts reclassified from accumulated other comprehensive income	72	1,021	—	1,093
Currency translation	—	—	517	517
Net current period other comprehensive income	447	(1,676)	517	(712)
Balance, December 31, 2012	825	(17,399)	2,732	(13,842)
Other comprehensive income before reclassifications	—	5,890	—	5,890
Amounts reclassified from accumulated other comprehensive income	(172)	673		501
Currency translation	—	—	(1,889)	(1,889)
Net current period other comprehensive income	(172)	6,563	(1,889)	4,502
Balance, December 31, 2013	$653	$(10,836)	$843	(9,340)

18.  Quarterly Operating Results (Unaudited)

	For the Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Revised)	(As Revised)	(As Revised)	(As Restated)
Statement of operations data:
Net sales	$63,849	$64,212	$73,030	$69,792
Cost of sales	45,112	45,830	58,487	47,683
Gross profit	18,737	18,382	14,543	22,109
Business development	75	169	463	(132)
Transaction and restructuring costs	—	416	1,092	421
Gain on effective settlement of contract	—	—	(15,264)	—
Net income (loss)	5,129	4,387	10,857	2,494

During the third quarter of 2013 the Company recorded a M240 Program contract obligation expense, included in cost of sales, of $7.0 million.  The M240 Program contract obligation expense relates to estimated costs to retrofit M240 machine guns previously delivered as well as costs associated with changes in product design and production process.  During the fourth quarter, as restated, the Company recorded a M240 Program contract modification, a reduction in net sales of ($6.8) million, which allowed for the U.S. Government to apply previously committed funding to the procurement of third party parts, to be utilized in our retrofit of previously delivered M240 machine guns as well as a reduction in M240 Program contract obligation expense of ($3.7) million.  The aggregate reduction in gross profit associated with the M240 Program contract modification and contract obligation expense was $10.2 million.  See Note 13, “Commitments and Contingencies” for further information.

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

	For the Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(As Revised)
Statement of operations data:
Net sales	$43,853	$45,837	$56,555	$67,371
Gross profit	7,743	8,720	16,310	18,221
Business development	35	—	100	746
Net income (loss)	(7,088)	(6,237)	2,894	3,573

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

The Company is restating its previously issued consolidated financial statements and related disclosures for the year ended December 31, 2013.  The Company is revising its unaudited interim financial information for the first three quarters in the fiscal year ended December 31, 2013, the fourth quarter and year ended December 31, 2012 and the year ended December 31, 2011. The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  In conjunction with the correction of the M240 Program error, other previously recorded out-of-period errors which were immaterial to the consolidated financial statements individually, or in the aggregate, prior to the discovery of the M240 Program error, were also adjusted to be reflected in the proper period along with the reclassification of business development expenses from other (income) / expense to operating income (see Note 2, “Summary of Significant Accounting Policies”).  The impact of the above mentioned restatement and revisions are reflected in the guarantor’s condensed consolidating balance sheets for the periods ended December 31, 2013 and 2012 and Condensed Consolidating Statement of Income, Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands of dollars)

(As Restated)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,899	$—	$9,695	$—	$—	$12,594
Restricted cash	771	—	—	—	—	771
Accounts receivable, net	11,764	—	10,718	—	—	22,482
Inventories	50,834	—	15,840	—	—	66,674
Other current assets	32,536	—	4,192	—	(29,812)	6,916
Total current assets	98,804	—	40,445	—	(29,812)	109,437

Property and equipment, net	19,674	—	11,059	—	—	30,733
Investment in subsidiaries	37,058	—	—	—	(37,058)	—
Goodwill	4,175	—	47,050	—	—	51,225
Trademarks	—	—	50,100	—	—	50,100
Intangible assets with finite lives, net	1,327	—	12,088	—	—	13,415
Deferred financing costs	5,987	—	1,755	—	—	7,742
Long-term restricted cash	572	—	—	—	—	572
Other assets	391	—	1,119	—	—	1,510
Total assets	$167,988	$—	$163,616	$—	$(66,870)	$264,734

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$7,083	$—	$—	$—	$—	$7,083
Accounts payable	9,070	—	34,780	—	(29,812)	14,038
Accrued expenses	16,274	—	6,554	—	—	22,828
Pension and retirement liabilities - current portion	618	—	467	—	—	1,085
Customer advances and deferred revenue	9,553	—	9,914	—	—	19,467
Long-term debt current portion	—	—	5,000	—	—	5,000
Total current liabilities	42,598	—	56,715	—	(29,812)	69,501

Long term debt	247,984	—	41,833	—	—	289,817
Pension and retirement liabilities	13,718	—	7,952	—	—	21,670
Other long-term liabilities	3,164	—	20,058	—	—	23,222
Total long-term liabilities	264,866	—	69,843	—	—	334,709
Total liabilities	307,464	—	126,558	—	(29,812)	404,210
Commitments and contingencies (Notes 7 & 11)
Deficit:
Total (deficit) equity	(139,476)	—	37,058	—	(37,058)	(139,476)
Total liabilities and debt	$167,988	$—	$163,616	$—	$(66,870)	$264,734

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands of dollars)

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,647	$—	$8,726	$—	$—	$42,373
Restricted cash	777	—	—	—	—	777
Accounts receivable, net	15,243	—	7,701	—	—	22,944
Inventories	30,338	—	10,223	—	—	40,561
Other current assets	3,936	—	1,743	—	(2,328)	3,351
Total current assets	83,941	—	28,393	—	(2,328)	110,006

Property and equipment, net	17,272	—	4,862	—	—	22,134
Investment in subsidiaries	27,849	—	—	—	(27,849)	—
Goodwill	4,175	—	10,772	—	—	14,947
Intangible assets with finite lives, net	1,528	—	4,509	—	—	6,037
Deferred financing costs	7,642	—	—	—	—	7,642
Long-term restricted cash	810	—	—	—	—	810
Other assets	1,588	—	—	—	—	1,588
Total assets	$144,805	$—	$48,536	$—	$(30,177)	$163,164

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$6	$—	$—	$—	$—	$6
Accounts payable	9,691	—	5,692	—	(2,328)	13,055
Accrued expenses	16,289	—	4,026	—	—	20,315
Pension and retirement liabilities - current portion	626	—	—	—	—	626
Customer advances and deferred revenue	744	—	9,258	—	—	10,002
Total current liabilities	27,356	—	18,976	—	(2,328)	44,004

Long term debt	247,567	—	—	—	—	247,567
Pension and retirement liabilities	20,261	—	—	—	—	20,261
Other long-term liabilities	908	—	1,515	—	—	2,423
Total long-term liabilities	268,736	—	1,515	—	—	270,251
Total liabilities	296,092	—	20,491	—	(2,328)	314,255
Commitments and contingencies (Notes 7 & 11)
Deficit:
Total (deficit) equity	(151,287)	—	28,045	—	(27,849)	(151,091)
Total liabilities and debt	$144,805	$—	$48,536	$—	$(30,177)	$163,164

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2013

(As Restated)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$206,115	$—	$114,959	$—	$(50,191)	$270,883
Cost of sales	152,766	—	93,843	—	(49,497)	197,112
Gross Profit	53,349	—	21,116	—	(694)	73,771

Operating expenses:
Selling and commissions	10,799	—	3,343	—	—	14,142
Research and development	2,452	—	3,674	—	—	6,126
General and administrative	11,125	—	4,546	—	(382)	15,289
Business development	575	—	—	—	—	575
Certain transaction costs	—	—	1,147	—	—	1,147
Restructuring costs	479	—	303	—	—	782
Gain on effective settlement of contract	(15,264)	—	—	—	—	(15,264)
Total operating expenses	10,166	—	13,013	—	(382)	22,797
Operating income (loss)	43,183	—	8,103	—	(312)	50,974

Other (income)/expense:
Interest expense	24,294	—	3,393	—	—	27,687
Other (income)/expense, net	(1,722)	—	412	—	94	(1,216)
Total other expenses, net	22,572	—	3,805	—	94	26,471
Income (loss) before provision for income taxes	20,611	—	4,298	—	(406)	24,503
Income tax expense	183	—	1,453	—	—	1,636
Equity in income from operations of consolidated subsidiaries	2,618	—	—	—	(2,618)	—

Net income (loss)	$23,046	$—	$2,845	$—	$(3,024)	$22,867

Comprehensive income (loss)	$27,565	$—	$1,732	$—	$(1,928)	$27,369

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2012

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$169,050	$—	$45,377	$—	$(811)	$213,616
Cost of sales	133,371	—	29,776	—	(525)	162,622
Gross Profit	35,679	—	15,601	—	(286)	50,994

Operating expenses:
Selling and commissions	10,766	—	2,351	—	—	13,117
Research and development	2,497	—	2,250	—	—	4,747
General and administrative	10,985	—	3,300	—	—	14,285
Business development	881	—	—	—	—	881
Total operating expenses	25,129	—	7,901	—	—	33,030
Operating income (loss)	10,550	—	7,700	—	(286)	17,964

Other (income)/expense:
Interest expense	24,502	—	77	—	—	24,579
Other (income)/expense, net	(2,315)	—	743	—	—	(1,572)
Total other expenses, net	22,187	—	820	—	—	23,007
Income (loss) before provision for income taxes	(11,637)	—	6,880	—	(286)	(5,043)
Income tax expense	330	—	1,485	—	—	1,815
Equity in income from operations of consolidated subsidiaries	4,912	—	—	—	(4,912)	—

Net income (loss)	$(7,055)	$—	$5,395	$—	$(5,198)	$(6,858)

Comprehensive income (loss)	$(7,766)	$—	$5,912	$—	$(5,716)	$(7,570)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$148,711	$—	$60,769	$—	$(664)	$208,816
Cost of sales	106,707	—	37,808	—	(664)	143,851
Gross Profit	42,004	—	22,961	—	—	64,965

Operating expenses:
Selling and commissions	10,959	—	2,821	—	—	13,780
Research and development	2,654	—	2,924	—	—	5,578
General and administrative	10,116	—	2,982	—	—	13,098
Business development	504	—	—	—	—	504
Total operating expenses	24,233	—	8,727	—	—	32,960
Operating income (loss)	17,771	—	14,234	—	—	32,005

Other (income)/expense:
Interest expense	23,991	—	19	—	—	24,010
Other (income)/expense, net	(3,700)	—	1,497	—	2,039	(164)
Total other expenses, net	20,291	—	1,516	—	2,039	23,846
Income (loss) before provision for income taxes	(2,520)	—	12,718	—	(2,039)	8,159
Income tax expense	304	—	2,867	—	—	3,171
Equity in income from operations of consolidated subsidiaries	7,812	—	—	—	(7,812)	—

Net income (loss)	$4,988	$—	$9,851	$—	$(9,851)	$4,988

Comprehensive income (loss)	$(658)	$—	$9,407	$—	$(9,407)	$(658)

Colt Defense LLC and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(As Restated)

	December 31, 2013
					As Restated
	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$5,254	$—	$(2,217)	$—	$—	$3,037

Investing Activities
Purchase of property and equipment	(6,385)	—	(2,213)	—	—	(8,598)
Business acquisition, net of cash acquired and reinvested Merger consideration	(59,488)	—	—	—	—	(59,488)
Investment in subsidiary	(13,924)	—	13,924	—	—	—
Change in restricted cash	244	—	—	—	—	244
Net cash (used in) provided by investing activities	(79,553)	—	11,711	—	—	(67,842)

Financing Activities
Debt issuance costs	(2,120)	—	—	—	—	(2,120)
Proceeds from the issuance of long-term debt	47,707	—	—	—	—	47,707
Term loan and note repayments	—	—	(1,250)	—	—	(1,250)
Line of credit advances/repayments, net	7,077	—	—	—	—	7,077
Capital lease obligation payments	—	—	(393)	—	—	(393)
Purchase of common units	(14,000)	—	—	—	—	(14,000)
Proceeds from the issuance of common units, net of reinvested consideration proceeds	5,000	—	—	—	—	5,000
Distribution from subsidiary	6,257	—	(6,257)	—	—	—
Distributions to Members’	(6,370)	—	—	—	—	(6,370)
Net cash provided by (used in) financing activities	43,551	—	(7,900)	—	—	35,651

Effect of exchange rates on cash and cash equivalents	—	—	(625)	—	—	(625)
Change in cash and cash equivalents	(30,748)	—	969	—	—	(29,779)
Cash and cash equivalents, beginning of period	33,647	—	8,726	—	—	42,373
Cash and cash equivalents, end of period	$2,899	$—	$9,695	$—	$—	$12,594

Colt Defense LLC and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(As Revised)

	December 31, 2012
					As Restated
	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$9,503	$—	$2,920	$—	$—	$12,423

Investing Activities
Purchase of property and equipment	(3,481)	—	(929)	—	—	(4,410)
Proceeds from sale of property	—	—	66	—	—	66
Change in restricted cash	464	—	—	—	—	464
Net cash (used in) provided by investing activities	(3,017)	—	(863)	—	—	(3,880)

Financing Activities
Revolver advances	6	—	—	—	—	6
Capital lease obligation payments	(1,148)	—	—	—	—	(1,148)
Distributions to Members’	(3,343)	—	—	—	—	(3,343)
Net cash provided by (used in) financing activities	(4,485)	—	—	—	—	(4,485)

Effect of exchange rates on cash and cash equivalents	—	—	79	—	—	79
Change in cash and cash equivalents	2,001	—	2,136	—	—	4,137
Cash and cash equivalents, beginning of period	31,646	—	6,590	—	—	38,236
Cash and cash equivalents, end of period	$33,647	$—	$8,726	$—	$—	$42,373

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

	Colt Defense LLC	Colt Finance Corp.	Total Guarantor Subsidiaries	Total Non- guarantor Subsidiaries	Consolidating /Eliminating Adjustments	Consolidated
Operating Activities
Net cash provided by operating activities	$(16,222)	$—	$17,566	$—	$(2,039)	$(695)

Investing Activities
Purchases of property and equipment	(4,009)	—	(1,591)	—	—	(5,600)
Proceeds from sale of property	12	—	—	—	—	12
Change in restricted cash	(1,380)	—	—	—	—	(1,380)
Net cash used in investing activities	(5,377)	—	(1,591)	—	—	(6,968)

Financing Activities
Debt issuance costs	(1,636)	—	—	—	—	(1,636)
Capital lease obligation payments	(1,229)	—	—	—	—	(1,229)
Colt Canada distribution of share capital	15,373		(17,412)	—	2,039	—
Distributions to members	(12,889)	—	—	—	—	(12,889)
Net cash used in financing activities	(381)	—	(17,412)	—	2,039	(15,754)
Effects of exchange rates of cash	—	—	209	—	—	209
Change in cash and cash equivalents	(21,980)	—	(1,228)	—	—	(23,208)
Cash and cash equivalents, beginning of period	53,626	—	7,818	—	—	61,444
Cash and cash equivalents, end of period	$31,646	$—	$6,590	$—	$—	$38,236

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

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                Controls and Procedures

Disclosure Controls and Procedures

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 20, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting (restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over contract modifications. Specifically, we did not appropriately consider the accounting implications of a contract modification to the M240 machine gun program for the U.S. Government which impacted net sales, cost of sales, accrued expenses, customer advances, deferred revenue and related financial disclosures.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2013. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Management subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

This report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing a remediation plan to address the above material weakness.  The remediation efforts in process or expected to be implemented include the following.

•                  Reviewing all M240 Program contract amendments to ensure all material accounting considerations have been addressed,

•                  Instituting additional training programs for accounting personnel, and

•                  Reviewing non-M240 Program material contracts and material contract amendments to ensure all material accounting considerations have been addressed.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

Name	Age	Position
Dennis R. Veilleux	47	Chief Executive Officer and Manager
Scott B. Flaherty	48	Chief Financial Officer
J. Michael Magouirk	52	Chief Operating Officer
Jeffrey G. Grody	58	General Counsel, Chief Compliance Officer and Secretary
Kevin G. Green	39	Corporate Controller
Daniel J. Standen	45	Chairman of the Governing Board
Gerald R. Dinkel	67	Manager
General George W. Casey Jr., USA (ret.)	65	Manager
Field Marshal the Lord Guthrie of Craigiebank	74	Manager
Michael Holmes	48	Manager
John P. Rigas	50	Manager
Philip A. Wheeler	71	Manager

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

Field Marshal the Lord Guthrie of Craigiebank has been a Manager of Colt since December 2004.  In addition to serving on our Governing Board, he also serves as a nonexecutive Director of N.M. Rothschild & Sons, a merchant bank, and Favermead, Ltd., a property management company, both headquartered in London, England.  He is currently Colonel of the Life Guards, Gold Stick to Her Majesty Queen Elizabeth II and Colonel Commandant of the Special Air Service, or SAS.  He served the Welsh Guard and the SAS throughout Europe, Malaysia and East Africa for over 40 years.  Apart from holding several senior staff appointments and commanderships, he was Chief of the Defense Staff, Chief of the General Staff and the Principal Military Advisor to two U.K. prime ministers and three U.K. Secretaries of State for Defense.  He retired from the British Army in 2001.  Lord Guthrie is qualified to serve as a Manager and member of our Governing Board due to his extensive experience with the British Armed Services.

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

The Compensation Committee has reviewed and discussed compensation of our executive officers and other employees, as well as this Compensation Discussion and Analysis, with our executive management.  Based on this review and discussion, the Governing Board has determined that this Compensation Discussion and Analysis should be included in this Form 10-K/A.

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

For information about common unit valuation assumptions, see Note 11, “Common Unit Compensation”, in Item 8 of this Form 10-K/A.

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

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Dennis R. Veilleux	Retirement Defined Benefit Plan	2.67	$21,088	None
Chief Executive Officer

Gerald R. Dinkel	Retirement Defined Benefit Plan	—	$—	None
Former Chief Executive Officer

Scott B. Flaherty	Retirement Defined Benefit Plan	—	$—	None
Sr. Vice President and Chief Financial Officer

Jeffrey G. Grody	Retirement Defined Benefit Plan	3.33	$38,929	None
Sr. Vice President and General Counsel

J. Michael Magouirk	Retirement Defined Benefit Plan	8.75	$78,208	None
Senior VP of Operations and COO

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

The following table summarizes our director compensation for the 2013 fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Comp.($)		Total ($)
General George W. Casey Jr., USA (ret.)	$40,000		$5,000	(1)	$45,000
Field Marshal the Lord Guthrie of Craigiebank (Charles Guthrie)	40,000	—	—		40,000
Philip A. Wheeler	40,000	—	—		40,000

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

Name of Beneficial Owner	Number of Interests	Percent
Sciens Management LLC and affiliates (1)	115,303.059	87.24%
Lt. General William M. Keys (ret.)	7,698.471	5.82%
Dennis R. Veilleux (2)	—	—
Jeffrey G. Grody (2)	1,344.892	1.02%
Gerald R. Dinkel (2)	—	—
Scott B. Flaherty (2)	—	—
J. Michael Magouirk (2)	307.789	0.23%
Daniel J. Standen (1) (2)	—	—
General George W. Casey Jr., USA (ret.) (2)	—	—
Field Marshal the Lord Guthrie of Craigiebank (2)	—	—
Michael Holmes (2)	—	—
John P. Rigas (1) (2)	115,303.059	87.24%
Philip A. Wheeler (2)	—	—
All executive officers and directors as a group	116,955.740	88.49%

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

Item 13.   Certain Relationships and Related Transactions and Director Independence

Lease agreement

On October 25, 2012, we signed an amendment to the operating lease with NPA Hartford LLC, a related party, for our corporate headquarters and primary manufacturing facility in West Hartford, Connecticut. The lease amendment extends our lease for three years to October 25, 2015. The terms of the lease agreement include monthly rent of $69 in the first year of the extension period and a 2% rent increase in each of the two subsequent years of the extension period.  We are responsible for all related expenses, including, taxes, maintenance and insurance.  For additional information about our West Hartford facility, see Item 2 of this Form 10-K/A.  Certain of the principals of Sciens Management and certain of our managers, (including Messrs. Rigas and Standen) have a direct and/or indirect ownership interest in NPA Hartford LLC.

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

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

(a)         Financial Statement Schedules

(1)         Financial Statements can be found under Item 8 of Part II of this Form 10-K/A.

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

Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K dated February 24, 2012

10.8.3

Amendment No. 2 to Credit Agreement, dated March 22, 2013, by and among Colt Defense LLC, as the US Borrower, Colt Canada Corporation, as the Canadian Borrower and Colt Finance Corp., as a guarantor, the

Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K dated March 25, 2013 lenders party thereto and Wells Fargo Capital Finance, LLC, as Agent.

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.11	Limited Liability Company Interests Purchase Agreement, dated as of July 12, 2013, by and between Colt Defense LLC and the buyers party thereto.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.12	Option Agreement, dated as of July 12, 2013, by and among Colt’s Manufacturing Company LLC, Colt Archive Properties LLC, Donald E. Zilkha and John P. Rigas.	Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.13	Services Agreement, dated as of July 12, 2013, by and among Colt Defense LLC, Colt Archive Properties LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 12, 2013

12	Statement of ratio of earnings to fixed charges.	Exhibit 12 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

14	Colt Defense LLC Code of Ethics for Senior Officers dated June 22, 2011.	Exhibit 14 to the Company’s Annual Report on Form 10-K dated February 24, 2012

21	Subsidiaries of Registrant	Filed herewith

24.1	Power of Attorney	Included on Page 112 of this Annual Report on Form 10-K

25.1	Form T-1 Statement of Eligibility of Wilmington Trust FSB, as Trustee for Indenture dated November 10, 2009.	Exhibit 25.1 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

31.1	Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Kevin G. Green pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Press Release, dated July 12, 2013, titled “ Colt Defense LLC and New Colt Holding Corp. Merge”	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

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

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dennis R. Veilleux and Scott B. Flaherty, jointly and severally, his true and lawful attorneys-in-fact, singly, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dennis R. Veilleux	Chief Executive Officer & Manager	September 12, 2014
Dennis R. Veilleux

/s/ Scott B. Flaherty	Chief Financial Officer	September 12, 2014
Scott B. Flaherty

/s/ Kevin G. Green	Corporate Controller	September 12, 2014
Kevin G. Green

/s/ Gen. George W. Casey, Jr., USA (ret.)	Manager	September 12, 2014
Gen. George W. Casey Jr., USA (ret.)

/s/ Gen. the Lord Guthrie of Craigiebank	Manager	September 12, 2014
Gen. the Lord Guthrie of Craigiebank

/s/ Gerald R. Dinkel	Manager	September 12, 2014
Gerald R. Dinkel

/s/ Michael Holmes	Manager	September 12, 2014
Michael Holmes

/s/ John P. Rigas	Manager	September 12, 2014
John P. Rigas

/s/ Daniel J. Standen	Manager	September 12, 2014
Daniel J. Standen

/s/ Philip A. Wheeler	Manager	September 12, 2014
Philip A. Wheeler