Form 10-Q
period 2014-06-29
Colt Defense LLC; Colt Finance Corp.
filed 2014-09-15
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2014

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

The number of shares outstanding of the Registrant’s common stock as of September 12, 2014 was none.

COLT DEFENSE LLC

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	June 29, 2014	December 31, 2013
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,198	$12,594
Restricted cash	771	771
Accounts receivable, net	15,896	22,482
Inventories	75,507	66,674
Deferred tax assets	173	954
Other current assets	3,787	5,962
Total current assets	98,332	109,437

Property and equipment, net	29,051	30,733
Goodwill	51,188	51,225
Trademarks	50,100	50,100
Intangible assets with finite lives, net	11,766	13,415
Deferred financing costs	6,531	7,742
Long-term restricted cash	572	572
Other assets	1,480	1,510
Total assets	$249,020	$264,734
LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$13,500	$7,083
Accounts payable	16,444	14,038
Accrued expenses (Note 10)	21,039	22,158
Pension and retirement liabilities - current portion	1,085	1,085
Customer advances and deferred income	17,867	19,467
Long-term debt - current portion (Note 9)	625	5,000
Accrued distributions to members	—	670
Total current liabilities	70,560	69,501

Long-term debt	294,180	289,817
Pension and retirement liabilities	22,758	21,670
Long-term deferred tax liability	17,808	18,715
Long-term distribution payable to members	2,277	2,277
Other long-term liabilities	3,139	2,230
Total long-term liabilities	340,162	334,709
Total liabilities	410,722	404,210
Commitments and Contingencies (Note 16)
Deficit:
Accumulated deficit	(150,755)	(130,136)
Accumulated other comprehensive loss	(10,947)	(9,340)
Total deficit	(161,702)	(139,476)
Total liabilities and deficit	$249,020	$264,734

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Net sales	$49,633	$64,212	$99,713	$128,061
Cost of sales	44,640	45,830	85,026	90,942
Gross profit	4,993	18,382	14,687	37,119

Operating expenses:
Selling and commissions	4,620	3,452	9,081	6,547
Research and development	1,392	1,481	2,635	2,301
General and administrative	3,801	3,015	7,710	6,745
	9,813	7,948	19,426	15,593
Business development	9	169	509	244
Certain transaction costs	—	416	—	416
Restructuring costs (Note 4)	(76)	—	(76)	—
Total operating expenses	9,746	8,533	19,859	16,253
Operating income	(4,753)	9,849	(5,172)	20,866

Other expense (income):
Interest expense	7,859	6,069	15,543	12,063
Other income, net	(42)	(685)	(113)	(1,472)
Total other expense, net	7,817	5,384	15,430	10,591
Income (loss) before provision for income taxes	(12,570)	4,465	(20,602)	10,275
Income tax expense	19	78	(67)	759
Net (loss) income	$(12,589)	$4,387	$(20,535)	$9,516

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Net income (loss)	$(12,589)	$4,387	$(20,535)	$9,516

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:	—	—	—	—
Foreign currency translation losses	798	(1,035)	(140)	(1,611)

Pension and postretirement benefit liabilities:
Other comprehensive income arising during the period	(1,550)	—	(1,550)	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	36	117	83	250
	(1,514)	117	(1,467)	250
Comprehensive income (loss)	$(13,305)	$3,469	$(22,142)	$8,155

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	June 29, 2014	June 30, 2013
		(As Revised)
Operating Activities
Net income (loss)	$(20,535)	$9,516
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,845	2,368
Amortization of financing fees	1,211	828
Amortization of debt discount	613	206
Postretirement health plan curtailment	(98)	—
Deferred income taxes	(119)	15
Other non-cash items	19	(17)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,407	(11,836)
Inventories	(8,856)	(11,148)
Prepaid expenses and other current assets	2,174	(510)
Accounts payable and accrued expenses	801	1,922
Accrued pension and retirement liabilities	(378)	(546)
Customer advances and deferred income	(1,544)	(577)
Other	988	96
Net cash used in operating activities	(14,472)	(9,683)
Investing Activities
Purchases of property and equipment	(1,541)	(3,260)
Change in restricted cash	—	5
Net cash used in investing activities	(1,541)	(3,255)
Financing Activities
Repayments of long-term debt	(625)	—
Line of credit advances	13,500	74
Line of credit repayments	(7,083)	—
Purchase of common units	—	(14,000)
Distributions paid to members	(683)	(1,357)
Net cash provided by (used in) financing activities	5,109	(15,283)
Effect of exchange rates on cash and cash equivalents	508	(543)
Change in cash and cash equivalents	(10,396)	(28,764)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$2,198	$13,609

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,468	$11,401
Cash paid for income taxes	576	586
Non-cash consideration for sale of equipment	—	7
Accrued purchases of fixed assets	126	42
Accrued distribution to members	13	3,508

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1   Nature of Business

Colt Defense LLC (“Colt Defense” or the “Company”) is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

As of January 1, 2014, Colt Defense effected a legal entity restructuring whereby Colt Defense and New Colt Holding Corp. (“New Colt”) (See Note 3, “Acquisition” and Note 11, “Income Taxes”) contributed their assets and operations to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), a limited liability corporation.  The contribution created a combined operating entity for the Company’s U.S. based operations.

As of December 31, 2013, Colt Defense owned 100% of Colt Finance, New Colt and Colt Defense Technical Services LLC (“CDTS”), New Colt owned 100% of Colt’s Manufacturing and Colt Defense and CDTS collectively owned 100% of Colt International which owned 100% of Colt Canada.  Effective January 1, 2014, Colt Defense, a limited liability corporation, owned 100% of Colt Finance Corp. (“Colt Finance”), New Colt, a C corporation, and CDTS, a limited liability corporation.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring and Colt Defense and CDTS collectively own 100% of Colt International Coöperatief U.A. (“Colt International”), a Dutch cooperatief, which owns 100% of Colt Canada Corporation (“Colt Canada”),  a Canadian C corporation.

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

The following items, which are discussed in further detail in the notes to the consolidated financial statements for the second quarter of 2014 had an impact on the Company’s results as included in the Form 10-Q:

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2013 and revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013.  (See Note 2, “Summary of Significant Accounting Policies — Restatement of Previously Issued Consolidated Financial Statements”).

The Company, as a result of the decrease in demand for commercial rifles, concluded that a triggering event had occurred and an interim impairment test for indefinite lived intangible assets, Goodwill and Trademarks, was conducted as of June 29, 2014.  (See Note 8, “Goodwill, Trademarks and Other Intangible Assets”).  The Company concluded no impairment existed as of June 29, 2014.

On August 6, 2014, the Company entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”). Absent an amendment to the Term Loan, the Company would have been in violation of certain of its financial covenants as of June 29, 2014.  The Term Loan Amendment eliminated and modified certain covenants and provided for an extension of the time period for delivery of certain financial information to its lenders.  Also, on August 6, 2014, the Company obtained an amendment to its credit agreement that provided an extension of the time period for delivery of certain financial information to its lenders, (See Note 9, “Notes Payable and Long-Term Debt”).  It is possible the Company will not meet one or more of the term loan covenants, as amended, as of December 31, 2014, or subsequent quarters of 2015.

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

In response to, among other factors, the decrease in demand for commercial rifles, the Company initiated actions which resulted in a workforce reduction of 24 salaried and 64 hourly employees in the second quarter of 2014.  In addition, subsequent to June 29, 2014 the Company initiated an additional workforce reduction of 9 salaried employees.  (See Note 16, “Commitments and Contingencies”).

In conjunction with the workforce reduction, the Company recognized a curtailment of its postretirement health plan. (See Note 12, “Pension and Postretirement Benefits”).

During the second quarter of 2014, based upon new additional information, the Company reassessed the M240 machine gun program (the “M240 Program”) accruals and determined an incremental $4,779 contract obligation expense was required. (See Note 16, “Commitments and Contingencies”).  The Company also accrued $480 in connection with the Company’s No-Cost Cancellation of its M249 contract with the U.S. Government.

Note 2  Summary of Significant Accounting Policies

Restatement of Previously Issued Consolidated Financial Statements

In the Company’s 2013 Annual Report on Form 10-K/A, it restated its previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”).  The Company also revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013 and the fourth quarter in the fiscal year ended December 31, 2012 (the “Revised Periods”).

The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  There was no impact to the Company’s net sales or cost of sales in the three and six month periods ended June 30, 2013 related to the M240 Program error.  In conjunction with the correction of the M240 Program error, other previously recorded, immaterial out-of-period adjustments were also adjusted to be reflected in the proper period, along with the reclassification of business development expenses from other expense (income) to operating income.  Correction of these previously recorded, immaterial out-of-period adjustments had the combined effect on the consolidated statements of operations for the three and six month periods ended June 30, 2013 of increasing net income by $229 and $288, respectively.

The impacts of correcting the previously recorded, immaterial out-of-period adjustments and the reclassification of business development expenses for the three and six month periods ended June 30, 2013 were as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	Three Months Ended	Six Months Ended
For the years ended	June 30, 2013	June 30, 2013
Net sales	$(23)	(23)
Cost of sales	65	79
Gross profit	(88)	(102)
Selling and commissions (A)	(130)	(209)
Research and development	1	2
General and administrative (B)	(222)	(217)
Business development (C)	169	244
Operating income	94	78
Other (income) / expense (C)	(192)	(267)
Income tax expense	57	57
Net income (loss) (B)	229	288

(A) Primarily relates to the reclassification of $132 of armorers training expenses from selling and commissions to cost of sales.

(B) Primarily relates to the timing of recognition of certain professional fees.

(C) Primarily relates to the reclassification of transaction costs incurred in connection with contemplated merger and acquisition activities from other expense/(income) to business development.

This Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 includes the impact of adjustments to the Restated Period and Revised Periods on the applicable unaudited quarterly financial information for the quarter ended June 29, 2013.  In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will also include the impact of adjustments to the Restated Period and Revised Periods on applicable 2013 comparable prior quarter and year to date periods.  The effect of the revision on previously issued quarterly information as of and for the three and six months ended June 29, 2013 is set forth in this footnote.

The Company’s previously filed Annual Reports on Form 10-K for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q for the Revised Periods will not be amended.

Comparison of revised financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Statements of Operations, Comprehensive Income (Loss) and Changes in Cash Flows for the quarter ended June 29, 2013 to the corresponding financial statements for the quarterly period as revised.

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

(Unaudited)

	Three months ended June 30, 2013			Six months ended June 30, 2013
			As Revised			As Revised
	As		in this Quarterly	As		in this Quarterly
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-Q	Reported	Adjustments	Form 10-Q

Net sales	$64,235	$(23)	$64,212	$128,084	$(23)	$128,061
Cost of sales	45,765	65	45,830	90,863	79	90,942
Gross Profit	18,470	(88)	18,382	37,221	(102)	37,119

Operating expenses:
Selling and commissions	3,582	(130)	3,452	6,756	(209)	6,547
Research and development	1,480	1	1,481	2,299	2	2,301
General and administrative	3,237	(222)	3,015	6,962	(217)	6,745
	8,299	(351)	7,948	16,017	(424)	15,593
Business development	—	169	169	—	244	244
Certain transaction costs	416	—	416	416	—	416
Total operating expenses	8,715	(182)	8,533	16,433	(180)	16,253
Operating income	9,755	94	9,849	20,788	78	20,866

Other expense/(income):
Interest expense	6,069	—	6,069	12,063	—	12,063
Other (income)/expense, net	(493)	(192)	(685)	(1,205)	(267)	(1,472)
Total other expenses, net	5,576	(192)	5,384	10,858	(267)	10,591
Income (loss) before provision for income taxes	4,179	286	4,465	9,930	345	10,275
Income tax expense	21	57	78	702	57	759

Net income (loss)	$4,158	$229	$4,387	$9,228	$288	$9,516

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended June 30, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q

Net income (loss)	$4,158	$229	$4,387

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,020)	(15)	(1,035)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	117	—	117
	117	—	117

Comprehensive income (loss)	$3,255	$214	$3,469

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q

Net income (loss)	$9,228	$288	$9,516

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,597)	(11)	(1,608)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	250	—	250
	250	—	250

Comprehensive income (loss)	$7,881	$277	$8,158

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q
Operating Activities
Net income (loss)	$9,228	$288	$9,516
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,368	—	2,368
Amortization of financing fees	828	—	828
Amortization of debt discount	206	—	206
Deferred income taxes	15	—	15
Other non-cash items	(17)	—	(17)
Changes in operating assets and liabilites, net of acquisition:
Accounts receivable	(11,852)	16	(11,836)
Inventories	(11,148)	—	(11,148)
Prepaid expense and other current assets	(333)	(177)	(510)
Accounts payable and accrued expense	2,145	(223)	1,922
Accrued pension and retirement liabilities	(658)	112	(546)
Customer advances and deferred income	(577)	—	(577)
Other	96	—	96
Net cash (used in) provided by operating activities	(9,699)	16	(9,683)

Investing Activities
Purchase of property and equipment	(3,260)	—	(3,260)
Change in restricted cash	5	—	5
Net cash used in investing activities	(3,255)	—	(3,255)

Financing Activities
Line of credit advances	74	—	74
Purchase of common units	(14,000)	—	(14,000)
Distributions paid to members	(1,357)	—	(1,357)
Net cash used financing activities	(15,283)	—	(15,283)

Effect of exchange rates on cash and cash equivalents	(527)	(16)	(543)
Change in cash and cash equivalents	(28,764)	—	(28,764)
Cash and cash equivalents, beginning of period	42,373	—	42,373
Cash and cash equivalents, end of period	$13,609	$—	$13,609

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements of Colt Defense and Colt Finance (collectively, the “Company”, or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and six months ended June 29, 2014 and June 30, 2013, as revised, have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, as restated. The consolidated balance sheet dated December 31, 2013, as restated, included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include estimates used to determine the fair value of assets acquired and liabilities assumed related to the acquisition of New Colt (see Note 3, “Acquisition”) and accruals for the Company’s M240 Program (see Note 16, “Commitments and Contingencies”), excess and obsolete inventory, income tax expense, deferred tax asset valuation, medical claims payable, and worker’s compensation expense. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at June 29, 2014 and December 31, 2013, consists of funds deposited to secure standby letters of credit primarily for performance guarantees related to the Company’s international business.

Revenue

The Company recognizes revenue when evidence of an arrangement exists, delivery of the product or service has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

The Company accounts for revenues and earnings under two long-term government contracts/programs with interrelated multiple elements (procurement of parts, manufacturing and refurbishment services) using concepts of proportionate performance. These contracts effect reported results for all periods presented. The Company estimates the total profit on each contract as the difference between the total estimated revenue and total estimated cost of the contract and recognizes that profit over the remaining life of the contract using an output measure (the ratio of units completed to the total number of units to be refurbished under the contract). The Company computes an earnings rate for each contract, including general and administrative expense, to determine operating earnings. The Company reviews the earnings rate quarterly to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates and recognized contract to date earnings resulting from these assessments are made in the period the revisions are identified. Contract costs include production costs, related overhead and allocated general and administrative costs. Amounts billed and collected on these contracts in excess of revenue recorded are reflected as customer advances and deferred revenue in the Company’s consolidated balance sheets.

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

The Company continues to maintain a valuation allowance against certain deferred tax assets where realization is not certain. The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to it for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change; the Company would assess the recoverability of its deferred tax assets at that time. If the Company determines that the deferred tax assets are not realizable in a future period, the Company would record material adjustments to income tax expense in that period.

Recent Accounting Pronouncements

Revenue from Contracts with Customers - In May 2014, the FASB issued ASU No. 2014-09, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table reflects the unaudited pro forma operating results of the Company for three and six months ended June 30, 2013, which gives effect to the Merger with New Colt as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Merger been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical financial results of the Company and New Colt adjusted for certain items including depreciation and amortization expense associated with the assets acquired, the Company’s expense related to financing arrangements and the elimination of intercompany transactions. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the Merger.

	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(As Revised)	(As Revised)
Net sales	$85,209	$167,022
Net income (loss)	4,709	10,254

Pro forma net income for the three and six months ended June 30, 2013 were adjusted to include $1,579 and $3,208, respectively,  of additional interest expense related to the Company’s $50,000 Term Loan and to include $664 and $1,328, respectively, of additional expense related to the amortization of finite-lived intangible assets.

Note 4   Restructuring Costs

During the third and fourth quarters of the year ended December 31, 2013, as restated, the Company recorded restructuring costs of $1,118 for restructuring actions that were initiated as a result of the Merger with New Colt.  Of these costs, $336 is being reimbursed from an escrow established at the time of the Merger and $782 was recorded as operating expenses.  The costs consist of severance, continuation of benefits and other compensation-related expenses.  These actions, which have been completed, resulted in a workforce reduction of 10 salaried employees. Restructuring accruals are included in accounts payable, accrued expenses and other long-term liabilities on the Consolidated Balance Sheets.

The following table summarizes the Company’s restructuring activity for the six months ended June 29, 2014:

Restructuring accruals at December 31, 2013	$706
Accrual reversal	(76)
Utilization	(442)
Balance at June 29, 2014	$188

Subsequent to June 29, 2014 the Company received the remaining $268 for the reimbursement of restructuring costs from an escrow established at the time of the Merger.

Note 5   Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $84 and $78 at June 29, 2014 and December 31, 2013, respectively.

Note 6    Inventories

The following table sets forth a summary of inventories, net of reserves at the lower of cost or market:

	June 29, 2014	December 31, 2013
Raw materials	$44,877	$43,469
Work in process	13,938	9,476
Finished products	16,692	13,729
	$75,507	$66,674

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

The fair value of the property and equipment acquired as a result of the Merger are allocated to machinery and equipment, furniture, fixtures and leasehold improvements and construction in process was $4,420, $30 and $732, respectively.

Property and equipment consist of the following as of:

			Estimated
	June 29, 2014	December 31, 2013	Useful Life
Land	$337	$338	—
Building	2,643	2,653	33
Machinery and equipment	51,652	47,476	7-10
Furniture, fixtures and leasehold improvements	7,150	7,081	3-5
	61,782	57,548
Less accumulated depreciation and amortization	(34,953)	(32,152)
	26,829	25,396
Construction in process	2,222	5,337
Property and equipment, net	$29,051	$30,733

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

The following table sets forth the changes in the carrying amount of goodwill for the Company as of and for the six months ended June 29, 2014:

Total
Balance at December 31, 2013	$51,225
Effect of foreign currency translation	(37)
Balance at June 29, 2014	$51,188

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

Impairment Evaluation

During the first six months of 2014, the Company has seen a continued decrease in the demand for commercial rifles.  The Company concluded that a triggering event had occurred and an interim impairment test for indefinite lived intangible assets, Goodwill and Trademarks, was required as of June 29, 2014.  Management developed cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions.  The Company, with the assistance of a third party valuation firm, discounted the cash flow forecasts using the weighted-average cost of capital method as of June 29, 2014.  The Company also calculated the fair value of its reporting units using the market approach in order to corroborate its DCF model results.  Based on completion of Step 1 of the impairment analysis for indefinite lived intangible assets the fair value of the Company’s indefinite lived intangible assets exceeds the book value and therefore the Company concluded no impairment existed as of June 29,

2014.  While the Company concluded there was no current impairment to the extent that demand for commercial rifles continues to decline, or does not recover when we have predicted it will, impairment charges may be required in the future.

Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected, undiscounted cash flows. When long-lived assets are reclassified to “held for sale”, the Company compares the asset’s carrying amount to its estimated fair value less cost to sell to evaluate impairment. No long-lived assets have been reclassified to held for sale for any period presented.

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

The net carrying value of the Company’s intangible assets with finite lives follows:

	As of June 29, 2014
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,360	$(714)	$1,646	30
Customer relationships other	6,137	(4,229)	1,908	20
License agreements	5,240	(1,614)	3,626	6
Backlog	1,720	(916)	804	3
Technology-based intangibles	6,580	(2,798)	3,782	15-20
	$22,037	$(10,271)	$11,766

	As of December 31, 2013
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,369	$(678)	$1,691	30
Customer relationships other	6,160	(4,077)	2,083	20
License agreements	5,240	(805)	4,435	6
Backlog	1,722	(604)	1,118	3
Technology-based intangibles	6,580	(2,492)	4,088	15 - 20
	$22,071	$(8,656)	$13,415

The Company expects to record annual amortization expense of $3,270, $2,783, $1,926, $1,186, and $871 for 2014, 2015, 2016, 2017 and 2018, respectively.

Note 9   Notes Payable and Long-Term Debt

Term Loan

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan agreement, which matures on November 15, 2016. The Term Loan bears interest at a variable rate of 9.75% plus the greater of the three month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a first priority security interest in the Company’s intellectual property and a second priority security interest in substantially all other assets. The Term Loan was issued at a discount of $2,293, which represents the lenders fees and legal expenses. The Company also incurred $2,120 in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness.

On August 6, 2014, the Company entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”).  Absent an amendment to the Term Loan, the Company would have been in violation of certain of its financial covenants as of June 29, 2014.  The Term Loan Amendment is discussed in more detail in the following paragraph.  The Company was in compliance with its Term Loan covenants, as amended, as of June 29, 2014 and December 31, 2013.  It is possible the Company will not meet one or more of the Term Loan covenants, as amended, as of December 31, 2014, or subsequent quarters of 2015.  If the Company were not to meet certain of the Term Loan covenants, as amended, in the future, the Company would likely seek a waiver from the Term Loan lenders.  There is no assurance that such a waiver could be obtained from the Term Loan lenders in a timely basis, or at all, in which case the Company would be in default under the Term Loan and the Term Loan would become a current liability.

The “Term Loan Amendment”, provided that, (i) the financial covenants were eliminated for the rolling four quarter periods ended June 29, 2014 and September 30, 2014 and modified for the rolling four quarter period ended December 31, 2014, (ii) the Company was granted the option to not pay principal installment payments of $1,875 due on September 30, 2014, December 31, 2014 and March 31, 2015, (iii) the applicable prepayment premium was increased from 2% to 6% of the outstanding principal balance of the Term Loan, (iv) the date of the applicable prepayment determination was extended to July 31, 2016 and (v) the Company has been granted a 30 day extension to deliver financial information to the Term Loan lenders to allow for completion of the restatement of the Company’s 2013 10-K (see Note 2. Summary of Significant Accounting Policies).  Additionally, the Company agreed to pay an amendment fee of $0.5 million that will be capitalized and paid-in-kind by being added to the outstanding principal balance of the Term Loan.

The Term Loan Amendment fee of $0.5 million, along with Term Loan lenders legal fees to be paid by the Company in conjunction with the Term Loan Amendment, will be recorded as additional debt discount in the third quarter of 2014 and amortized as interest expense over the remaining term of the Term Loan.  The Company will expense costs incurred by the Company in conjunction with the Term Loan Amendment in the third quarter of 2014.  The Company currently intends to not pay principal installment payments due on September 30, 2014, December 31, 2014 and March 31, 2015 and, therefore, the long term debt — current portion on the consolidated balance sheet as of June 29, 2014, has been adjusted accordingly, to reflect anticipated Term Loan principal installment payments over the next twelve months.

On March 31, 2014 and on June 30, 2014, the Company made Term Loan principal installment payments of $625 and interest payments of $1,310 and $1,308, respectively.

The Term Loan agreement also contains non-financial covenants and other restrictions which limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than member distributions to support the Company’s member related taxes) enter into a merger and acquire or sell assets.

Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows:

Amount
Remaining 2014	$625
2015	5,625
2016	41,875
Total	$48,125

Credit Agreement

On September 29, 2011, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”).  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in its intellectual property. The Credit Agreement matures on September 28, 2016.

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

On August 6, 2014, the Company entered into Amendment No. 5 to the Credit Agreement, whereby WFCF consented to, among other things, extending the delivery date to September 15, 2014 for the Company to deliver financial statements for the month and fiscal quarter ended June 29, 2014.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of our borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the Company would be required to provide WFCF with more frequent compliance reporting and the WFCF may also assume certain other contractual privileges.  The Credit Agreement contains customary events of default. As of June 29, 2014 and December 31, 2013, the Company was in compliance with all covenants and restrictions, as amended, and the Company monitors its future compliance based on current and anticipated financial results.

As of June 29, 2014, there were advances of $13,500 and $3,906 of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, there was a $7,083 line advance and $3,486 of letters of credit outstanding under the Credit Agreement.  As of September 12, 2014, there were advances of $13,000 outstanding under the Credit Agreement.

On March 22, 2013, the Company entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, WFCF consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, the Company entered into Amendment No. 3 to the Credit Agreement, whereby WFCF consented to the contribution of all the issued and outstanding equity interests issued by Colt Canada to Colt International so that Colt Canada would become a wholly-owned subsidiary of Colt International, and providing for Colt International to become a guarantor under the Credit Agreement.

On July 12, 2013, the Company entered into Amendment No. 4 to the Credit Agreement, which provided for New Colt to become a guarantor and Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”) to become a borrower under the Credit Agreement in connection with the Merger.

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

The outstanding loan balances at June 29, 2014 and December 31, 2013 were as follows:

	June 29, 2014	December 31, 2013
Senior Notes	$248,204	$247,984
Term Loan	46,601	46,833
Credit Agreement	13,500	7,083
Total debt	308,305	301,900
Less: current portion	(14,125)	(12,083)
Long-term debt	$294,180	$289,817

Long-term debt was recorded net of unamortized original issue and debt discounts of $3,319 at June 29, 2014 and $3,932 at December 31, 2013.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Amortization of discount	$308	$102	$613	$206
Amortization of deferred financing costs	604	414	1,211	828

Note 10   Accrued Expenses

Accrued expenses consisted of:

	June 29, 2014	December 31, 2013
		(As Restated)
Accrued compensation and benefits	$4,811	$7,154
Accrued contract obligation expense	2,411	1,194
Accrued federal, excise and other taxes	3,009	4,902
Accrued interest	4,111	2,879
Accrued commissions	1,129	929
Other accrued expenses	5,568	5,100
	$21,039	$22,158

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

Colt Defense and CDTS, a wholly owned subsidiary, collectively own 100% of Colt International, a Dutch cooperatief. Colt International owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes. On April 16, 2014, Colt Canada declared and paid a $2,000 dividend to Colt International. Under the terms of the treaty between Canada and The Netherlands, Colt Canada is required to withhold taxes on the dividends at a rate of 5%.

The provision (benefit) for foreign income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Current	$141	$3	$52	$744
Deferred	(122)	75	(119)	15
Total	$19	$78	$(67)	$759

New Colt has a partnership interest in Colt’s Manufacturing in which the book basis of New Colt’s assets and liabilities contributed exceeds the tax basis of those assets and liabilities. Therefore, New Colt has a deferred tax liability with respect to their partnership interest as of June 29, 2014.  The requirement that the partnership use carryover basis with respect to the contributed assets resulted in the partnership’s basis in the assets being equal to New Colt’s investment in the partnership.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  A significant portion of the value of New Colt’s asset contribution was attributed to indefinite lived intangible assets. Consequently,   the exclusion of the portion of the contribution related the indefinite lived intangible asset from the deferred tax liability associated with the partnership interest would put New Colt in a net deferred tax asset position. The Company has established that it is more likely than not that the full amount of New Colt’s deferred tax assets will not be recognized in future years. Consequently, New Colt continues to maintain a valuation allowance on its net deferred tax assets.

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

Pension expense for the New Colt plans is included in the amounts below from the Merger Date.

The components of income recognized in the Company’s Consolidated Statements of Operations for pension plans are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Interest cost	$413	$277	$792	$550
Expected return on assets	(461)	(365)	(955)	(730)
Amortization of unrecognized loss	27	109	93	214
Net periodic cost (income)	$(21)	$21	$(70)	$34

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

As a result of the Merger in 2013, the Company had two postretirement health care plans that applied to employees covered by the collective bargaining agreement.  The postretirement health care plans were combined on April 1, 2014.  Expense for the New Colt plan is included in the amounts below from the Merger Date.

As a result of the workforce reduction in the second quarter of 2014 the Company recognized a $98 curtailment gain with respect to the Company’s postretirement health care plans.

The components of cost recognized in the Company’s Consolidated Statements of Operations for postretirement health care coverage are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$170	$162	$346	$226
Interest cost	252	112	467	244
Curtailment of postretirement health plan	(98)	—	(98)	—
Amortization of unrecognized prior service costs	(33)	(43)	(76)	(86)
Amortization of unrecognized loss	57	51	66	122
Net periodic cost	$348	$282	$705	$506

Note 13   Accumulated Deficit

Colt Defense’s authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units, and 250,000 preferred units. Common units issued and outstanding as of both June 29, 2014 and December 31, 2013 were 132,174.  No Class B common units or preferred units have been issued.

On March 22, 2013, Colt Defense purchased 31,165.589 common units (“Unit Repurchase”) from Blackstone Mezzanine Partners II-A L.P. and Blackstone Mezzanine Holdings II USS L.P. (collectively, “Blackstone Funds”) (representing 100% of the Colt Defense common membership units held by the Blackstone Funds) for an aggregate purchase price of $14,000 pursuant to an equity purchase agreement, dated as of March 22, 2013 (“Unit Repurchase Agreement”), by and among Colt Defense and the Blackstone Funds.  In accordance with the Unit Repurchase Agreement, upon consummation of the Unit Repurchase, the Blackstone Funds delivered the certificates representing the common units held by the Blackstone Funds to Colt Defense for cancellation, and the rights of the Blackstone Funds under the Amended and Restated LLC Agreement, including appointment rights with respect to Colt Defense’s Governing Board, were terminated. The Unit Repurchase Agreement provided customary releases and indemnities for Colt Defense and the Blackstone Funds.

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

In the first quarter of 2014, and 2013, respectively, there were no tax distribution payments to members. During the second quarter of 2014, the Company made tax distribution payments to members of $683 along with State of Connecticut members’ withholding payments of $530, both of which were accrued for in 2013 based on our 2013 taxable income.  In the second quarter of 2013, the Company made tax distributions to members of $1,357 and no distributions to the State of Connecticut.

Due to limitations on distributions to the Company’s members associated with the Company’s Term Loan, there was a $2,277 long term liability payable to members at June 29, 2014 and December 31, 2013, respectively.

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

In 2013, options were granted for 5,300 common units at a weighted-average exercise price of $288.78 (not in thousands).  The Company’s common unit compensation expense, which is included in general and administrative expense in the consolidated statements of operations, was $65 and $1 for the three months ended June 29, 2014 and June 30, 2013, respectively.  Common unit compensation expense was $82 and $0 for the six month periods ended June 29, 2014 and June 30, 2013, respectively.

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

The costs for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were recorded within general and administrative expenses in the consolidated statements of operations and were $250 and $108 for the three months ended June 29, 2014 and June 30, 2013, respectively.  The Company’s cost for these services were $500 and $216 for the six months ended June 29, 2014 and June 30, 2013, respectively.

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

The Company leases its West Hartford facility from NPA Hartford LLC, a related party, for its corporate headquarters and primary manufacturing facility. The lease expires on October 25, 2015.  For the three months ended June 29, 2014, and June 30, 2013, the rent expense under this lease was $210 and $206, respectively. Rent expense for the six months ended June 29, 2014 and June 30, 2013 was $421 and $412 respectively.

In addition, Colt Security LLC, a wholly owned subsidiary of Employee Plan Holding Corp., provides security guard services to the Company.

Prior to the Merger, transactions with New Colt were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net sales to New Colt	$21,310	$43,835
Purchases from New Colt	892	1,887
Administration and services fees charged to New Colt	442	883

Note 16   Commitments and Contingencies

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	June 29, 2014	December 31, 2013
Standby letters of credit secured by restricted cash	$1,181	$1,185
Standby letters of credit under Credit Agreement	3,906	3,486
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	74

At June 29, 2014 and December 31, 2013, the Company had unconditional purchase obligations related to capital expenditures for machinery and equipment of $981 and $892, respectively.

The Company also had certain industrial cooperation agreements, which stipulate its commitments to provide offsetting business to certain countries that have purchased Colt’s products. Colt generally settles its offset purchase commitments under industrial cooperation agreements through offsetting business and/or cooperating with other contractors on their spending during the related period. Additionally, the Company identifies future purchases and other satisfaction plans for the remainder of the offset purchase commitment period.  Should there be a projected net purchase commitment after such consideration; Colt accrues the estimated cost to settle the offset purchase commitment.

The Company’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At June 29, 2014 and December 31, 2013, remaining gross offset purchase commitments totaled $64,937 and $64,131, respectively.  The Company has evaluated the settlement of its remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine the net offset purchase commitment.  The Company has accrued $1,648 and $1,639 as of June 29, 2014 and December 31, 2013, respectively, based on the estimated cost of settling the remaining net offset purchase commitment.

During the year ended December 31, 2013, as restated, the Company recorded a contract obligation expense of $3,381 and a M240 Program contract modification, reduction of net sales of $6,820, respectively, for an aggregate reduction in gross profit of $10,201 related to the Company’s M240 Program with the U.S. Government.  The M240 Program contract obligation expense and the M240 Program contract modification,  relate to estimated costs (contract obligation expense) to retrofit products previously sold to the U.S. Government as well as the incorporation of changes into the Company’s M240 Program product design and production processes and the reduced funding of (contract modification) the M240 Program.  During the second quarter of 2014, based on additional available information, the Company reassessed the M240 Program accruals and determined that an incremental $4,779 M240 Program contract obligation expense was required.  The second quarter expense related to $1,997 of inventory reserves and $2,782 of incremental costs related to M240 Program.  The incremental contract obligation expense recorded was based on the Company’s best estimate of the costs to satisfy the M240 Program obligations given a range of possible outcomes.  The Company believes that actual costs to satisfy this obligation may vary significantly from this revised estimate.  As of June 29, 2014 and December 31, 2013, as restated, the Company had inventory reserves of $1,619 and $206, accrued contract obligation expenses of $3,550 and $1,194, of which $1,139 and $0 is included in other long-term liabilities, and deferred income of $6,820 and $6,820, respectively, included on the consolidated balance sheets related to the M240 Program.  The Company expects to deliver new M240 units to the U.S. Government related to the contract modification and complete the retrofit of previously delivered units within the next twelve months, and accordingly; both the M240 Program accrued contract obligation and deferred revenue have been classified as current liabilities in the consolidated balance sheets.

During the second quarter of 2014, the Company agreed to a No-Cost Cancellation of the M249 contract with the U.S. Government.  In connection with the cancellation, the Company recorded an expense of $480 which is included in cost of sales in the consolidated statements of operations.  The $480 is comprised of a write-off of $344 of inventory and $136 of accruals for other liabilities associated with the program.

During the second quarter of 2014, the Company initiated actions which resulted in a workforce reduction of 24 salaried employees and 64 hourly employees.  The severance expenses for the 24 salaried employees were included in operating income during the three months ended June 29, 2014 and amounted to $382.  In addition, subsequent to June 29, 2014 the Company initiated an additional workforce reduction of nine salaried employees whose severance expenses amounted to $164 and was recorded in cost of sales in the third quarter of 2014.

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

During the three and six month periods ended June 29, 2014 and June 30, 2013, respectively, there were no material tax examinations.

In 2011, New Colt entered into a twelve year agreement with Osceola County in Florida to lease a 16,000 square foot facility in Kissimmee, Florida. This facility was renovated by the County at its cost and the building was made available for occupancy during 2012.  There are no lease payments due during the initial five years of the lease and the annual cost of the lease will be $108 per year with the lease expiring on January 15, 2023. The lease expense is being accounted for on a straight-line basis, with an annual charge of $78 being incurred over the term of the lease. At June 29, 2014 and December 31, 2013, deferred lease expense was $75 and $36, respectively. In connection with the lease, the Company was required to hire a minimum number of employees commencing in 2013. As of June 29, 2014, the Company had not occupied the Florida facility and had not hired any employees.  The Company has accrued a contractual penalty of $75 and $50 at June 29, 2014 and December 31, 2013, respectively, for not meeting the minimum hiring requirement. In addition, the State of Florida contributed $250 of funds to the Osceola County to assist with the cost of the renovations. The Company is responsible for making a minimum capital investment of $2,500, of which $181 had been made through both June 29, 2014 and December 31, 2013, respectively.

Note 17   Segment Information

As a result of the Merger (see Note 3, “Acquisition”), the two manufacturers of Colt firearms were consolidated into a single enterprise providing the Company with direct access to the commercial market for Colt rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns.  As of June 29, 2014 and December 31, 2013, the Company’s operations are conducted through two segments, firearms and spares/other.  These operating segments have similar characteristics and have been aggregated into the Company’s only reportable segment.  The firearms segment designs, develops, and manufactures firearms for domestic and international military and law enforcement markets as well as the domestic and international commercial markets.  The spares and other segment primarily provides spare parts and kits and accessories for domestic and international military and law enforcement markets as well as domestic and international commercial markets.  Other activities are de minimus and consist of product service, archive service, training and royalties from the license of the Colt brand and related trademarks.

Adjusted EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization and other expenses as noted below. Management uses Adjusted EBITDA to evaluate the financial performance of the business and to make operating decisions.  See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Adjusted EBITDA.

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Statement of Operations Data:	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Net income (loss)	$12,589	$4,387	$12,535	$9,516
Income tax (benefit) expense	19	78	(67)	759
Depreciation and amortization (i)	2,369	1,206	4,659	2,368
Interest expense, net	7,859	6,069	15,543	12,063
Sciens fees and expenses (ii)	250	108	500	216
Transaction costs (iii)	—	416	—	416
Restructuring costs (iv)	(76)	—	(76)	—
M240 Program contract obligation expense (v)	4,779	—	5,090	—
Business development costs (vi)	9	169	509	244
Severance costs (vii)	382	—	527	—
Other (income)/expense, net (viii)	(42)	(199)	(113)	(590)
Adjusted EBITDA	$2,960	$12,234	$6,037	$24,992

(i)	Includes depreciation and amortization of intangible assets.
(ii)	Includes fees and expenses pursuant to the Company’s agreements with Sciens Management and Sciens Institutional.
(iii)	Non-recurring costs associated with the July 12, 2013 acquisition of New Colt.
(iv)	Includes costs related to the Merger, including severance, continuation of benefits, and other. See Note 4 “Restructuring Costs.”
(v)	Expenses related to Company’s M240 Program. See Note 16 “Commitments and Contingencies.”
(vi)	Includes transaction costs incurred in connection with contemplated acquisition activities.
(vii)	Includes non-recurring severance costs.
(viii)	Includes income and/or expenses such as foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

Product Information

The following table shows net sales for the three and six months ended June 29, 2014 and June 30, 2013, as revised, by product category. The table includes the results of New Colt from the Merger Date.  After intercompany sales eliminations, the New Colt acquisition provided $19.3 and $36.4 million of incremental sales for the three months and six months ended June 29, 2014, respectively.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Long guns	$15,870	$53,599	$40,307	$105,870
Handguns	18,570	1,260	33,890	2,521
Spares and other	15,193	9,353	25,516	19,670
Total	$49,634	$64,212	$99,713	$128,061

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

The table below presents net sales for the three and six months ended June 29, 2014 and June 30, 2013, as revised, for specific geographic regions:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
United States	$31,725	$38,985	$73,220	$74,693
Canada	3,960	4,202	8,317	14,953
Latin America/Caribbean	1,185	43	2,970	1,044
Middle East/Africa	1,609	532	3,333	570
Europe	5,309	3,272	5,733	4,603
Asia/Pacific	5,845	17,178	6,140	32,198
	$49,633	$64,212	$99,713	$128,061

Long-lived assets are net fixed assets attributed to specific geographic regions:

	June 29, 2014	December 31, 2013
United States	$24,307	$25,745
Canada	4,744	4,988
	$29,051	$30,733

Major Customer Information

For the three and six months ended June 29, 2014, no foreign customer accounted for more than 10% of net sales.  For the three months ended June 30, 2013, one foreign direct customer accounted for 24% of net sales and for the six months ended June 30, 2013, two foreign direct customers accounted for 24% and 11% of net sales, respectively.

For the three and six months ended June 30, 2013, sales to Colt’s Manufacturing, represented 33% and 34% of net sales, respectively.

For the three months ended June 29, 2014, no commercial customers accounted for more than 10% of net sales and for the six months ended June 29, 2014, no commercial customers accounted for more than 10% of net sales.  For the three and six months ended March 31, 2013 (prior to the Merger), sales to New Colt accounted for 35% of net sales.

For the three months and six months ended June 29, 2014, sales to the U.S. Government accounted for 5.8% and 6.2%, respectively, of net sales. For the three and six months ended June 30, 2013, sales to the U.S. Government accounted for 13% of net sales.

Note 18   Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At June 29, 2014, the two largest individual trade receivable balances accounted for 23% and 19% of total accounts receivable, respectively.  At December 31, 2013, the two largest individual trade receivable balances accounted for 28% and 16% of total accounts receivable, respectively.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents the Company’s West Hartford work force pursuant to a collective bargaining agreement that expired on March 31, 2019. The Union represents approximately 72% of Colt’s U.S. workforce.  On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

Note 19    Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt of $294,180 and $294,817 at June 29, 2014 and December 31, 2013, respectively, was recorded at amortized cost. The estimated fair value of long-term debt was approximately $247,359 and $262,775 at June 29, 2014 and December 31, 2013, respectively. The fair value of the Senior Notes was based on quoted market prices, which are Level 1 inputs and the fair value of the Term Loan was based on Level 3 inputs.

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

As of June 29, 2014 and December 31, 2013, the Company did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, Colt did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 29, 2014.

Note 20   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,842)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(86)	336	—	250
Currency translation	—	—	(1,611)	(1,611)
Net current period other comprehensive income	(86)	336	(1,612)	(1,362)
Balance, June 30, 2013	$739	$(17,063)	$1,121	$(15,203)

Balance, December 31, 2013	$653	$(10,836)	$843	(9,340)
Other comprehensive income before reclassifications	(97)	(1,453)	—	(1,550)
Amounts reclassified from accumulated other comprehensive income	(76)	159	—	83
Currency translation	—	—	(140)	(140)
Net current period other comprehensive income	(173)	(1,294)	(140)	(1,607)
Balance, June 29, 2014	$480	$(12,130)	$703	$(10,947)

Amounts are on a before-tax basis.

Note 21   Subsequent Event

On July 3, 2014, Jeff Grody, Senior Vice President, General Counsel, resigned from the Company. On that date, the Company, and Mr. Grody entered into a severance agreement under which Mr. Grody has agreed to continue to provide certain services to the Company, through July 3, 2015.  The full value of Mr. Grody’s severance agreement has been expensed and is included in operating income in the third quarter of 2014.  Mr. John Coghlin succeeded Mr. Grody as Senior Vice President and General Counsel on July 7, 2014.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 20, 2014. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in our 2013 Annual Report on Form 10-K, we restated our previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”) and revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013 (the “Revised Periods”).

The restatement is the result of our correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in our fourth quarter 2013 results.  In conjunction with the correction of the M240 machine gun program (the “M240 Program”) error, other previously recorded immaterial out-of-period adjustments were also adjusted to be reflected in the proper period along with the reclassification of business development expenses from other expense/(income) to operating income.

All amounts in this Quarterly Report on Form 10-Q affected by the restatement or revision reflect such amounts as restated or as revised. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the quarter ended June 29, 2014 resulting from the restatement is set forth in Note 2 to the Notes to Consolidated Financial Statements. Our Quarterly Reports on Form 10-Q for subsequent periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. See Note 2 of the Notes to Consolidated Financial Statements for further detail.

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

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2014%		June 30, 2013%		June 29, 2014%		June 30, 2013%
			(As Revised)	(As Revised)			(As Revised)	(As Revised)
Data:
Net sales	$49,633	100.0%	$64,212	100.0%	$99,713	100.0%	$128,061	100.0%
Cost of sales	44,640	89.9%	45,830	71.4%	85,026	85.3%	90,942	71.0%
Gross profit	4,993	10.1%	18,382	28.6%	14,687	14.7%	37,119	29.0%

Selling and commissions	4,620	9.3%	3,452	5.4%	9,081	9.1%	6,547	5.1%
Research and development	1,392	2.8%	1,481	2.3%	2,635	2.6%	2,301	1.8%
General and administrative	3,801	7.7%	3,015	4.7%	7,710	7.7%	6,745	5.3%
Business development	9	0.0%	169	0.3%	509	0.5%	244	0.2%
Certain transaction costs	—	0.0%	416	0.6%	—	0.0%	416	0.3%
Restructuring costs	(76)	-0.2%	—	0.0%	(76)	-0.1%	—	0.0%
Total operating expenses	9,746	19.6%	8,533	13.3%	19,859	19.9%	16,253	12.7%
Operating income	(4,753)	-9.6%	9,849	15.3%	(5,172)	-5.2%	20,866	16.3%

Other expense (income)
Interest expense	7,859	15.8%	6,069	9.5%	15,543	15.6%	12,063	9.4%
Other expense (income), net	(42)	-0.1%	(685)	-1.1%	(113)	-0.1%	(1,472)	-1.1%
Non operating expenses	7,817	15.7%	5,384	8.4%	15,430	15.5%	10,591	8.3%

Income (loss) before provision for income taxes	(12,570)	-25.3%	4,465	7.0%	(20,602)	-20.7%	10,275	8.0%
Income tax expense (benefit)	19	0.0%	78	0.1%	(67)	-0.1%	759	0.6%
Net income (loss)	$(12,589)	-25.4%	$4,387	6.8%	$(20,535)	-20.6%	$9,516	7.4%

Three and Six Months Ended June 29, 2014 Compared to the Three and Six Months Ended June 30, 2013

On the Merger Date, the Company acquired 100% ownership of New Colt, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Net Sales

The following table shows net sales for the three months and six months ended June 29, 2014 and June 30, 2013, as revised, respectively, by product category ($ in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
		(As Revised)	(As Revised)		(As Revised)	(As Revised)
Long guns	$15,870	$53,599	-70.4%	$40,307	$105,870	-61.9%
Handguns	18,570	1,260	1,373.7%	33,890	2,521	1,244.3%
Spares and other	15,193	9,353	62.4%	25,516	19,670	29.7%
Total	$49,634	$64,212	-22.7%	$99,713	$128,061	-22.1%

Net sales for the three months ended June 29, 2014 were $49.6 million compared to $64.2 million for the three months ended June 30, 2013. The decrease of $14.6 million, or 22.7%, was due to lower sales of long guns, spares and other partially offset by increases in handgun sales due to the acquisition of New Colt.  Sales in the second quarter of 2014 decreased when compared to the second quarter of 2013 due to $21.2 million lower of commercial and law enforcement rifle sales related to the continued softness in the MSR market, a decrease in direct foreign sales of $10.5 million associated with the non-recurrence of a discrete large international rifle sale in the second quarter of 2013 and a decrease in U.S. government sales of $5.8 million primarily related to the timing of the fulfillment of certain U.S. government contracts.  These decreases were partially offset by an increase of $18.2 million of commercial handguns related to the acquisition of New Colt and an increase in international spares and miscellaneous of $5.1 million primarily related to an increase in overall volume of rifle kits sold in 2014.  The New Colt acquisition provided $19.3 million of incremental sales in the second quarter of 2014.  Without the impact of the New Colt acquisition, our second quarter sales would have been $30.3 million.

Net sales for the six months ended June 29, 2014 were $99.7 million compared to $128.1 million for the six month ended June 30, 2013.  The decrease of $28.3 million, or 22.1% was due to due to lower sales of long guns, spares and other partially offset by increases in handgun sales due to the acquisition of New Colt.  Sales for the six months ended June 29, 2014 decreased compared to June 30, 2013 due to $30.6 million lower of commercial and law enforcement rifle sales related to the continued softness of the MSR market, a decrease in direct foreign sales of $23.1 million partially associated with the non-recurrence of a large discrete international rifle sale in the second quarter of 2013 and a decrease in US government sales of $7.4 million primarily related to the timing of the fulfillment of certain U.S. government contracts.  These decreases were partially offset by an increase of $32.5 million of commercial handguns related to the acquisition of New Colt and an increase in spares and miscellaneous of $5.5 primarily related to an overall increase in rifle kits sold in 2014.

Cost of Sales/Gross Profit

Cost of sales for the three months ended June 29, 2014 was $44.6 million compared to $45.8 million for the three months ended June 30, 2013.  Without the acquisition of New Colt, cost of sales for the second quarter of 2014 would have been $29.2 million, or a decrease of $16.6 million. Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin for the period decreased from 28.6% to 10.1% in the comparable quarter of 2013.  The decline in gross margin of $13.5 million was driven by a combination of lower international sales, which historically have had higher margins than domestic sales, decreased demand for commercial and law enforcement rifles of $21.2 million, lower volume in our manufacturing facilities leading to unfavorable labor and overhead capitalization of $5.9 million, additional M240 contract obligation expenses of $4.8 million (See Note 16, “Commitments and Contingencies”) and the No-Cost Cancellation of the M249 U.S. Government contract resulting in expense of $0.5 million.

Cost of sales for the six months ended June 29, 2014 was $85.0 million compared to $90.9 million for the six months ended June 30, 2013.  Without the acquisition of New Colt, cost of sales for the first six months of 2014 would have been $57.2 million, or a decrease of $33.7 million.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin for the period decreased from 29.0% to 14.7% in the comparable period of 2013.  The decline in gross margin was primarily driven by a $4.8 million M240 Program contract obligation expense (See Note 16, “Commitments and Contingencies.”) and a combination of lower international sales, which historically have had higher margins than domestic sales, lower volumes in our manufacturing facilities resulting in unfavorable absorption and to a lesser extent, unfavorable inventory adjustments.

Selling and Commissions Expense

For the three months ended June 29, 2014, selling and commission expenses were $4.6 million compared to $3.5 million for the same period in 2013. The increase of $1.2 million, or 33.8%, was primarily due to the acquisition of New Colt.  Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most commercial law enforcement rifle sales, which generally are a percentage of the selling price.

For the six months ended June 29, 2014, selling and commission expenses were $9.1 million compared to $6.5 million for the same period in 2013. The increase of $2.5 million, or 38.7%, was primarily due to the acquisition of New Colt.  Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most commercial law enforcement rifle sales, which generally are a percentage of the selling price.

Research and Development

Research and development expense for the three months ended June 29, 2014 was $1.4 million compared to $1.5 million for the three months ended June 30, 2013. The $0.1 million decrease, or (6.0)%, was primarily due to the reduced spend year over year at our Canadian location partially offset by increased engineering costs related to our acquisition of New Colt.  Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services.

Research and development expense for the six months ended June 29, 2014 was $2.6 million compared to $2.3 million for the six months ended June 30, 2013. The $0.3 million increase, or 14.5%, was primarily due to increase engineering costs related to our acquisition of New Colt partially offset by reduced use of external service providers at our Canadian location.  Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services.

General and Administrative Expense

General and administrative expense for the three months ended June 29, 2014 was $3.8 million compared to $3.0 million for the three months ended June 30. 2013.  The $0.8 million increase, or 26.1%, was primarily due to higher audit, tax and other professional fees due to the acquisition of New Colt.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales.

General and administrative expense for the six months ended June 29, 2014 was $7.7 million compared to $6.7 million for the six months ended June 30. 2013.  The $1.0 million increase, or 14.3%, was primarily due to higher audit, tax and other professional fees due to the acquisition of New Colt.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales.

Business Development Expenses

Business development expense for the three months ended June 29, 2014 was $0.0 million compared to $0.2 million for the three months ended June 30, 2013.  The $0.2 million decrease, or 94.7%, was primarily due to decreased outside professional service fees associated with its strategic initiatives relative to the comparable prior year period.

Business development expense for the six months ended June 29, 2014 was $0.5 million compared to $0.2 million for the six months ended June 30, 2013.  The $0.3 million increase, or 108.6%, was primarily related to professional fees incurred in the first quarter of 2014 related to strategic initiatives relative to the comparable prior year period.

Certain Transaction Costs

Certain transaction costs expense for the three and six months ended June 29, 2014 was $0.0 million compared to $0.4 million for the three and six months ended June 30, 2013.  The decrease of $0.4 million, or 100%, is primarily related to the absence of Merger related costs in the current periods relative to the comparable prior year periods.

Restructuring Costs

Restructuring costs for the three and six months ended June 29, 2014 was ($0.1) million compared to $0.0 million for the three and six months ended June 30, 2013.  The $0.1 million benefit, in the current periods is related to a reversal of a severance related restructuring expense recorded in the prior year.

Interest Expense

Interest expense for the three months ended June 29, 2014 was $7.9 million compared to $6.1 million for the three months ended June 30, 2013.  The increase of $1.8 million, or 29.5%, was primarily due to the $1.7 million of incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt.

Interest expense for the six months ended June 29, 2014 was $15.5 million compared to $12.1 million for the six months ended June 30, 2013.  The increase of $3.5 million, or 28.8%, was primarily due to the $3.5 million of incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt.

Other Expense (Income), net

Other income for the three months ended June 29, 2014 was $0.0 million compared to ($0.7) million for the three months ended June 30, 2013. The decrease of $0.7 million, or 93.9%, was primarily related to a decrease in service income as a result of the acquisition of New Colt.

Other income for the six months ended June 29, 2014 was ($0.1) million compared to ($1.5) million for the six months ended June 29, 2014.  The decrease of $1.4 million, or 92.3%, was primarily related to a decrease in service income as a result of the acquisition of New Colt and a gain on an international transaction recorded in 2013.

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

As a result of the Merger, effective July 12, 2013, Colt Defense owns 100% of New Colt.  Effective as of January 1, 2014, Colt affected a restructuring whereby Colt Defense and New Colt contributed their assets and operations to Colt’s Manufacturing.  The contribution created a combined operating entity for the Company’s U.S. based operations.  At June 29, 2014, Colt Defense owned 100% of Colt Finance, New Colt (a C corporation) and CDTS.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring.

For the three months ended June 29, 2014, Colt International recorded an income tax expense of $0.1 million and Colt Canada recorded a foreign income tax benefit of $0.1 million for a consolidated Company tax expense of $0.0.  For the three months ended June 30, 2013, Colt International recorded an income tax expense of $0.1 million and Colt Canada recorded an income tax benefit of $0.0 for a consolidated Company tax expense of $0.1.  Tax benefits recorded in the three months ended June 29, 2014 are attributable to operating losses recorded by the Company.

For the six months ended June 29, 2014, Colt International and New Colt both recorded an income tax expense of $0.1 million each and Colt Canada recorded a foreign income tax benefit of $0.2 million for a consolidated Company tax expense of ($0.1).  For the six months ended June 30, 2013, Colt International and Colt’s Manufacturing both recorded an income tax expense of $0.1 million each and Colt Canada recorded an income tax benefit of $0.6 for a consolidated Company tax expense of $0.8.  Tax benefits recorded in the six months ended June 29, 2014 are attributable to operating losses recorded by the Company.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11.0 million or an event of default occurs, we would be required to provide the lender with more frequent compliance reporting and the lender may also assume certain other contractual privileges. The Credit Agreement contains customary events of default. As of June 29, 2014 and December 31, 2013, we were in compliance with all covenants and restrictions, as amended. We monitor our future compliance based on current and anticipated financial results.

As of June 29, 2014, there were revolving loans of $13.5 million outstanding and $3.9 million of letters of credit outstanding under the Credit Agreement.  As of December 31, 2013 there were revolving loans of $7.1 million outstanding and $3.5 million of letters of credit outstanding under the Credit Agreement.  As of September 12, 2014, there were revolving loans of $13.0 million outstanding under the credit agreement.

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, Wells Fargo Capital Finance, LLC (“WFCF”), under the Credit Agreement, consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q.

On June 19, 2013, we entered into Amendment No. 3 to the Credit Agreement, pursuant to which the WFCF consented to the contribution of all the issued and outstanding equity interests issued by Colt Canada to Colt International so that Colt Canada would be a wholly owned subsidiary of to Colt International, and provided for Colt International to become a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on June 25, 2013.

On July 12, 2013, we entered into Amendment No. 4 to the Credit Agreement, whereby Colt’s Manufacturing became a borrower and New Colt became a guarantor under the Credit Agreement. For more information about this amendment, see the Form 8-K that was filed with the SEC on July 15, 2013.

On August 6, 2014, we entered into Amendment No. 5 to the Credit Agreement, whereby the WFCF consented to, among other things, extending the delivery date to September 15, 2014 of our obligation to deliver financial statements for the month and fiscal quarter ended June 29, 2014.

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

On July 12, 2013, in connection with the Merger, we entered into the Term Loan, which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, our obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in our intellectual property and a second priority security interest in substantially all other assets.  The Term Loan was issued at a discount of $2.3 million from its principal value of $50.0 million. We also incurred $2.1 million in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows ($ in thousands):

Amount
Remaining 2014	$625
2015	5,625
2016	41,875
Total	$48,125

On March 31, 2014 (second quarter of 2014) and June 29, 2014 (third quarter of 2014), we made Term Loan principal installment payments of $0.6 million and interest payments of $1.3 million, respectively.

On August 6, 2014, the Company entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”). Absent an amendment to the Term Loan, the Company would have been in violation of certain of its financial covenants as of June 29, 2014.  The Term Loan Amendment is discussed in more detail below.  We were in compliance with our Term Loan covenants as of June 29, 2014, as amended, and December 31, 2013. It is possible the Company will not meet one or more of the Term Loan covenants, as amended, as of December 31, 2014 or subsequent quarters of 2015. If we were not to meet certain of the Term Loan covenants, as amended, in the future we would likely seek a waiver from our Term Loan lenders.  There is no assurance that such a waiver could be obtained from the Term Loan lenders in a timely basis or at all, in which case the Company would be in default under the Term Loan and the Term Loan would become a current liability.

The Term Loan Amendment provided that (i) the financial covenants were eliminated for the rolling four quarter periods ended June 29, 2014 and September 30, 2014 and modified for the rolling four quarter period ended December 31, 2014,(ii) we were granted the option to not pay principal installment payments of $1.9 million due on September 30, 2014, December 31, 2014 and March 31, 2015, (iii) the applicable prepayment premium was increased from 2% to 6% of the outstanding principal balance of the Term Loan, (iv) the date of the applicable prepayment determination was extended to July 31, 2016 and (v)we have been granted a 30 day extension to deliver financial information to the Term Loan lenders to allow for completion of the restatement of our 2013 10-K (see Note 2. Summary of Significant Accounting Policies).  Additionally, we agreed to pay an amendment fee of $0.5 million that will be capitalized and paid-in-kind by being added to the outstanding principal balance of the Term Loan.

The Term Loan Amendment fee of $0.5 million, along with Term Loan lenders legal fees to be paid by us in conjunction with the Term Loan Amendment, will be recorded as additional debt discount in the third quarter of 2014 and amortized as interest expense over the remaining term of the Term Loan.  We will expense costs incurred by us in conjunction with the Term Loan Amendment in the third quarter of 2014.  We do not intend to pay principal installment payments due on September 30, 2014, December 31, 2014 and March 31, 2015 and, therefore, the long term debt — current portion on the consolidated balance sheet as of June 29, 2014 has been adjusted accordingly to reflect anticipated Term Loan principal installment payments over the next twelve months.

The Term Loan agreement also contains non-financial covenants and other restrictions which limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than member distributions to support member LLC related taxes) and merger, acquire or sell assets.

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

The increase in our inventory levels to $75.5 million as of June 29, 2014 from $66.7 million as of December 31, 2013, an $8.8 million increase, is a result of continued softness in the commercial MSR market, inventory on hand to support certain U.S. Government contracts as well as inventory for international orders which can ship only after receipt of required regulatory approval.

Historically, tax distributions to our members have been made in amounts equal to the highest combined marginal federal, state and/or local tax rate applicable to any member as applied to our taxable income, as defined, for the applicable period.  Our Governing Board may also declare other distributions to our members from time to time. In addition, our cash requirements and liquidity could be impacted by potential acquisitions. In April 2014, we made tax distributions to our members of $0.7 million and remitted $0.5 million to the State of Connecticut both of which were accrued in 2013 based on our 2013 taxable income.

At June 29, 2014, we had cash and cash equivalents totaling $2.2 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating cash flows are sufficient to meet our obligations for the next twelve months.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 29, 2014 and June 30, 2013, respectively (dollars in millions):

	Six Months Ended
	June 29, 2014	June 30, 2013
		(As Revised)
Cash used in operating activities	$(14.5)	$(9.7)
Cash used in investing activities	(1.5)	(3.3)
Cash used in financing activities	5.1	(15.3)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 29, 2014 was $14.5 million, compared to net cash used by operating activities of $9.7 million for the six months ended June 30, 2013, as revised.  We had a net loss of $20.5 million in the first six months of 2014 compared to net income of $9.5 million in the first six months of 2013, as revised.

During the first six months of 2014, changes in operating assets and liabilities were a $0.4 million use of cash versus a $22.6 million use of cash for the same period in 2013.  In 2014, accounts receivable decreased by $6.4 million, primarily due to lower sales. Accounts payable and accrued expenses increased by $0.8 million in 2014 primarily due increased accruals related to the M240 Program, partially offset by higher accrued interest because of the timing of payments due.  In 2014, inventories increased by $8.9 million due to first quarter softness in the commercial MSR market and increased inventory levels necessary to support U.S. Government contracts and international sales orders.

During the first six months of 2013, we used $22.6 million of cash to fund changes in operating assets and liabilities.  Accounts receivable grew $11.8 million primarily because of a large international shipment in June 2013.  In addition, we used $11.1 million to fund an increase in inventory to support increased production volume.  These uses of cash were partially offset by a $1.9 million related increase in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.5 million for the first six months of 2014 and $3.3 million for the first six months of 2013. Cash used was primarily for capital expenditures in both periods. In 2014, capital expenditures were primarily for capacity expansion. In 2013, capital expenditures were primarily for new product production and capacity expansion.

Cash Flows Used in Financing Activities

Net cash from financing activities in the first six months of 2014 was $5.1 million.  Our net borrowings on our line of credit for the period were $6.4 million, we used $0.6 million to make a schedule repayment of our Term Loan and we used $0.7 million to fund distributions to our members.

Net cash used for financing activities in the first six months of 2013 was $15.3 million.  We used $14.0 million of cash to repurchase all of our common units held by the Blackstone Funds, $1.4 million to fund distributions to our members and we borrowed $0.1 on our line of credit.

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog increased from $206.9 million at December 31, 2013 to $218.1 million at June 29, 2014. The increase was primarily driven by increased U.S government spare orders.  When factoring the commercial component of purchase orders into our backlog analysis, we only include orders that are scheduled to ship in the next six months in our backlog.  Commercial orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease.

Recent Accounting Pronouncements

Revenue from Contracts with Customers - In May 2014, the FASB issued ASU No. 2014-09, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company reaffirms the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on September 12, 2014.

Contractual Obligations

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract is in effect from April 1, 2014 through March 31, 2019.

As of June 29, 2014, there have been no other material changes to our contractual obligations outside the ordinary course of our business since December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our consolidated statements of operations, we had de minimis foreign currency gains for the six months ended June 29, 2014 and $0.1 million of foreign currency gains for the six months ended June 30, 2013.  The foreign currency amounts reported in the consolidated statement of operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

Our debt portfolio consists of the fixed rate Senior Notes, the variable rate Term Loan and the variable rate Credit Agreement.  At June 29, 2014, there was $13.5 million outstanding under the Credit Agreement and $48.1 million owed on the Term Loan.  Our exposure to market risk for changes in interest rates relates to both the first quarter variable rate advances on the Credit Agreement and the first quarter variable rate Term Loan outstanding balance. We do not have any derivative financial instruments to hedge this exposure. At June 29, 2014, a hypothetical 100 basis point increase in the first quarter variable rate on the Credit Agreement advances and the Term Loan outstanding balance would have increased our interest expense by $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer, Chief Financial Officer and Corporate Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over contract modifications. Specifically, we did not appropriately consider the accounting implications of a contract modification to the M240 machine gun program for the U.S. Government (“M240 Program”) which impacted our net sales, cost of sales, accrued expenses, customer advances, deferred revenue and related financial disclosures.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2013. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Efforts

Management has been actively engaged in developing a remediation plan to address the above material weakness.  The remediation efforts in process or expected to be implemented include the following.

•                  Reviewing all M240 Program contract amendments to ensure all material accounting considerations have been addressed,

•                  Reviewing non-M240 Program material contracts and material contract amendments to ensure all material accounting considerations have been addressed,

•                  Instituting additional training programs for accounting personnel.

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

Changes in Internal Control OverFinancial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                Risk Factors

In addition to the information set forth in this report, you should carefully review and consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.

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

Notes to Exhibits List:

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2014 and June 30, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2014 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 29, 2014 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 290, 2014 and June 30, 2013 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 12th day of September, 2014.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer