Form 10-Q
period 2014-09-28
Colt Defense LLC; Colt Finance Corp.
filed 2014-11-26
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2014

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

The number of shares outstanding of the Registrant’s common stock as of November 25, 2014 was none.

COLT DEFENSE LLC AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	September 28, 2014	December 31, 2013
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,963	$12,594
Restricted cash	771	771
Accounts receivable, net	14,670	22,482
Inventories	76,553	66,674
Deferred tax assets	166	954
Other current assets	3,013	5,962
Total current assets	99,136	109,437

Property and equipment, net	27,754	30,733
Goodwill	50,749	51,225
Trademarks	50,100	50,100
Intangible assets with finite lives, net	10,798	13,415
Deferred financing costs	5,954	7,742
Long-term restricted cash	572	572
Other assets	1,464	1,510
Total assets	$246,527	$264,734
LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$13,000	$7,083
Accounts payable	18,018	14,038
Accrued expenses (Note 11)	26,078	22,158
Pension and retirement liabilities - current portion	1,085	1,085
Customer advances and deferred income	13,968	19,467
Long-term debt - current portion (Note 1 and 10)	294,458	5,000
Accrued distributions to members	—	670
Total current liabilities	366,607	69,501
Long-term debt	—	289,817
Pension and retirement liabilities	22,881	21,670
Long-term deferred tax liability	19,105	18,715
Long-term distribution payable to members	2,277	2,277
Other long-term liabilities	5,949	2,230
Total long-term liabilities	50,212	334,709
Total liabilities	416,819	404,210
Commitments and Contingencies (Note 17)
Deficit:
Accumulated deficit	(158,412)	(130,136)
Accumulated other comprehensive loss	(11,880)	(9,340)
Total deficit	(170,292)	(139,476)
Total liabilities and deficit	$246,527	$264,734

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Net sales	$51,114	$73,030	$150,827	$201,165
Cost of sales	40,517	58,487	125,543	149,642
Gross profit	10,597	14,543	25,284	51,523

Operating expenses:
Selling and commissions	3,746	4,064	12,827	10,398
Research and development	1,250	1,714	3,885	4,015
General and administrative	4,088	3,896	11,798	10,641
	9,084	9,674	28,510	25,054
Business development	—	463	509	707
Certain transaction cost (benefit)	(12)	461	(12)	877
Gain on effective settlement of contract (Note 3)	—	(15,264)	—	(15,264)
Restructuring cost (benefit) (Note 4)	—	631	(76)	631
Total operating expenses	9,072	(4,035)	28,931	12,005
Operating income	1,525	18,578	(3,647)	39,518

Other expense (income):
Interest expense	7,904	7,623	23,447	19,686
Other (income)/expense, net	(55)	306	(168)	(1,092)
Total other expense, net	7,849	7,929	23,279	18,594

Income (loss) before provision for income taxes	(6,324)	10,649	(26,926)	20,924
Income tax expense (benefit)	1,510	(208)	1,443	551
Net (loss) income	$(7,834)	$10,857	$(28,369)	$20,373

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Net (loss) income	$(7,834)	$10,857	$(28,369)	$20,373

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment:
Foreign currency translation losses	(975)	457	(1,115)	(1,140)

Pension and postretirement benefit liabilities:
Other comprehensive income arising during the period	(1)	—	(1,551)	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	43	126	126	376
	42	126	(1,425)	376
Comprehensive (loss) income	$(8,767)	$11,440	$(30,909)	$19,609

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
		(As Revised)
Operating Activities
Net income (loss)	$(28,369)	$20,373
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,086	4,294
Amortization of financing fees	1,788	1,403
Amortization of debt discount	947	486
Postretirement health plan curtailment	(98)	—
Deferred income taxes	1,239	(196)
Gain on sale/disposals of fixed assets	—	(15,264)
Other non-cash items	—	110
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7,464	2,954
Inventories	(10,034)	(17,514)
Prepaid expenses and other current assets	2,904	(243)
Accounts payable and accrued expenses	7,812	16,014
Accrued pension and retirement liabilities	(214)	(877)
Customer advances and deferred income	(3,732)	(726)
Other	2,462	531
Net cash (used in)/provided by operating activities	10,745	11,345
Investing Activities
Purchases of property and equipment	(1,710)	(6,615)
Business acquisition, net of cash acquired and reinvested Merger consideration	—	(59,488)
Change in restricted cash	—	(355)
Net cash used in investing activities	(1,710)	(66,458)
Financing Activities
Debt issuance costs	(56)	(1,961)
Repayments of long-term debt	(1,250)	—
Term Loan Borrowings	—	47,742
Line of credit advances	13,500	(6)
Line of credit repayments	(7,583)	—
Capital lease obligation repayment	—	(393)
Proceeds from issuance of common units, net of reinvested consideration proceeds	—	5,000
Purchase of common units	—	(14,000)
Distributions paid to members	(683)	(2,557)
Net cash provided by financing activities	3,928	33,825
Effect of exchange rates on cash and cash equivalents	(104)	(478)
Change in cash and cash equivalents	(8,631)	(21,766)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$3,963	$20,607
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,031	$11,503
Cash paid for income taxes	726	1,354
Non-cash consideration for sale of equipment	—	7
Accrued purchases of fixed assets	156	9
Accrued distribution to members	—	4,948

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

(in thousands of dollars)

Note 1   Nature of Business

Colt Defense LLC (“Colt Defense” or the “Company”) is one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  The Company’s founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  Today, the Company’s end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

Going Concern

During the third quarter of 2014, the Company faced increasing liquidity challenges as a result of several recent business trends impacting the Company’s current and forecasted revenues and cash flows.  These trends included the continued decline in market demand for the Company’s commercial modern sporting rifle (“MSR”), recent declines in demand for the Company’s commercial handguns and delays in anticipated timing of U.S. Government and certain international sales.  As a result, the Company expects to report lower revenues and Adjusted EBITDA (see Note 18 “Segment Information”) for the year-ended December 31, 2014 than it had previously forecasted.  These trends are expected to continue to put pressure on the Company’s liquidity for the foreseeable future.

Management’s plan to mitigate the business risk associated with the Company’s increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize the Company’s performance and reduce costs, (iii) managing inventory levels for positive cash flow by focusing the production schedule on the Company’s backlog of firm commitments, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales and (v) seeking ways to restructure the Company’s unsecured debt to reduce overall debt service costs.

As announced in the Company’s Form 12b-25 filed on November 12, 2014, there was uncertainty about whether the Company would have the cash necessary to pay its November 17, 2014 senior notes interest payment under the Company’s senior notes issued on November 10, 2009 by Colt Defense LLC and Colt Finance Corp. (“Senior Notes”). On November 17, 2014, the Company entered into a $70,000 senior secured term loan facility with Wilmington Savings Fund Society, FSB, as agent and Morgan Stanley Senior Funding Inc., as lender, (the “MS Term Loan”) (see Note 22 “Subsequent Events”) which replaced the Company’s existing Term Loan agreement (see Note 10 “Notes Payable and Long-Term Debt – Term Loan”) and provided the Company a net amount of $4,101 of additional liquidity.  The MS Term Loan also enabled the Company to make its November 17, 2014 Senior Notes interest payment of $10,938.  In addition, the lenders, under the Company’s existing Credit Agreement (see Note 10 “Notes Payable and Long-Term Debt – Credit Agreement”), also agreed to amendments to the Credit Agreement which allowed the Company to enter into the MS Term Loan and provided for additional liquidity through a modification of excess availability thresholds.

After giving effect to the aforementioned market and business challenges as well as the sales opportunities that the Company believes exist, the Company has forecasted revenue and Adjusted EBITDA growth in 2015.   There can be no assurance that the actual demand for the Company’s commercial MSRs or commercial handguns will meet the Company’s internal forecast.  In addition, there can be no assurance that U.S. Government or international sales will occur as the Company has forecasted primarily due to a U.S. Government regulatory approval process which is difficult to predict.  As a result of these factors, and notwithstanding the additional cash the Company obtained from the MS Term Loan, risk exists with respect to the Company achieving its internally forecasted results and projected cash flows for the remainder of 2014 and 2015.  Absent the Company achieving its internal forecast for the remainder of 2014 and 2015 and the successful execution of Management’s strategy, including addressing other long-term debt such as the Senior Notes, it is probable that the Company may not have sufficient cash and cash equivalents on-hand along with availability under its Credit Agreement, as amended, to be able to meet its obligations as they come due over the next 12 months, including the Company’s May 15, 2015 Senior Notes interest payment of $10,938.

As it is probable that the Company may not have sufficient liquidity to be able to make its May 15, 2015 Senior Notes interest payment without meeting the Company’s internal projections (including addressing the Company’s Senior Notes), the Company’s long-term debt has been classified as current on the consolidated balance sheet.  Currently the Company does not have sufficient funds to repay the Senior Notes upon an actual acceleration of maturity.  In the event of an accelerated maturity, the Company’s lenders may take actions to secure their position as creditors and mitigate their potential risks.  These events would adversely impact the Company’s liquidity (see Note 9 “Liquidity”).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of January 1, 2014, Colt Defense effected a legal entity restructuring whereby Colt Defense and New Colt Holding Corp. (“New Colt”) (See Note 3, “Acquisition” and Note 12, “Income Taxes”) contributed their assets and operations to Colt’s Manufacturing Company LLC (“Colt’s Manufacturing”), a limited liability corporation.  The contribution created a combined operating entity for the Company’s U.S. based operations.

As of December 31, 2013, Colt Defense owned 100% of Colt Finance Corp. (“Colt Finance”), New Colt and Colt Defense Technical Services LLC (“CDTS”), New Colt owned 100% of Colt’s Manufacturing and Colt Defense and CDTS collectively owned 100% of Colt International which owned 100% of Colt Canada Corporation (“Colt Canada”).  Effective January 1, 2014, Colt Defense, a limited liability corporation, owned 100% of Colt Finance, New Colt, a C corporation, and CDTS, a limited liability corporation.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring and Colt Defense and CDTS collectively own 100% of Colt International Coöperatief U.A. (“Colt International”), a Dutch coöperatief, which owns 100% of Colt Canada a Canadian C corporation.

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

On March 31, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached an agreement with UAW Local 376 for a new five year contract covering approximately 529 employees.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

The following items, which  are discussed in further detail in the notes to the consolidated financial statements for the third quarter of 2014 had an impact on the Company’s results as included in the Form 10-Q:

The Company restated its Annual Report on Form 10-K/A for the year ended December 31, 2013 and revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013  (see Note 2, “Summary of Significant Accounting Policies — Restatement of Previously Issued Consolidated Financial Statements”).

On August 6, 2014, the Company entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”).  Absent an amendment to the Term Loan, the Company would have been in violation of certain of its financial covenants as of June 29, 2014 and September 28, 2014.  The Term Loan Amendment eliminated and modified certain covenants and provided for an extension of the time period for delivery of certain financial information to its lenders.   Also, on August 6, 2014, the Company obtained an amendment to its credit agreement (“Credit Agreement”) that provided an extension of the time period for delivery of certain financial information to its lenders, (See Note 10, “Notes Payable and Long-Term Debt”).

In response to, among other factors, the decrease in demand for commercial rifles, the Company initiated actions which resulted in a workforce reduction of 33 salaried and 64 hourly employees in the second and third quarters of 2014 (see Note 17, “Commitments and Contingencies”).  In conjunction with the workforce reduction, the Company recognized a curtailment of its postretirement health plan during the second quarter of 2014 (see Note 13, “Pension and Postretirement Benefits”).

During the third quarter of 2014, based upon new, additional information, the Company reassessed the M240 machine gun program (the “M240 Program”) accruals and determined an incremental contract obligation expense of $1,722 was required.  The incremental contract obligation expense related to additional inventory reserves for defective parts.  In addition, during the third quarter of 2014 the Company recorded a $200 increase in sales and a corresponding increase in cost of sales related to a contract modification signed in the fourth quarter of this year with the U.S. Government.  The Company continues to evaluate its M240 Program and believes sales of M240 machine guns will commence in the first quarter of 2015.  (See Note 17, “Commitments and Contingencies”)

Note 2   Summary of Significant Accounting Policies

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

The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  There was no impact to the Company’s net sales or cost of sales in the three and nine month periods ended September 29, 2013 related to the M240 Program error.  In conjunction with the correction of the M240 Program error, other previously recorded, immaterial out-of-period adjustments were also adjusted to be reflected in the proper period, along with the reclassification of business development expenses from other expense (income) to operating income.  Correction of these previously recorded, immaterial out-of-period adjustments had the combined effect on the consolidated statements of operations for the three and nine month periods ended September 29, 2013 of decreasing net income by $288 and $0, respectively.

The impacts of correcting the previously recorded, immaterial out-of-period adjustments and the reclassification of business development expenses for the three and nine month periods ended September 29, 2013 were as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	Three Months Ended	Nine Months Ended
For the years ended	September 29, 2013	September 29, 2013
Net sales	$(208)	(231)
Cost of sales	(168)	(89)
Gross profit	(40)	(142)
Selling and commissions (A)	221	12
Research and development	4	6
General and administrative (B)	10	(207)
Business development (C)	463	707
Operating income	(738)	(660)
Other (income) / expense (C)	(440)	(707)
Income tax expense	(10)	47
Net income (loss) (B)	(288)	—

(A)       Primarily relates to the reclassification of $214 of armorers training expenses from selling and commissions to cost of sales.

(B)       Primarily relates to the timing of recognition of certain professional fees.

(C)       Primarily relates to the reclassification of transaction costs incurred in connection with contemplated merger and acquisition activities from other expense/(income) to business development.

This Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 includes the impact of adjustments to the Restated Period and Revised Periods on the applicable unaudited quarterly financial information for the quarter ended September 29, 2013.  In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will also include the impact of adjustments to the Restated Period and Revised Periods on applicable 2013 comparable prior quarter and year to date periods.  The effect of the revision on previously issued quarterly information as of and for the three and nine months ended September 29, 2013, is set forth in this footnote.

Comparison of revised financial statements to financial statements as previously reported

The following tables compare the Company’s previously reported Consolidated Statements of Operations, Comprehensive Income (Loss) and Changes in Cash Flows for the quarter ended September 29, 2013 to the corresponding financial statements for the quarterly period as revised.

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

(Unaudited)

	Three months ended September 29, 2013			Nine months ended September 29, 2013
			As Revised			As Revised
	As		in this Quarterly	As		in this Quarterly
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-Q	Reported	Adjustments	Form 10-Q

Net sales	$73,238	$(208)	$73,030	$201,396	$(231)	$201,165
Cost of sales	58,655	(168)	58,487	149,731	(89)	149,642
Gross Profit	14,583	(40)	14,543	51,665	(142)	51,523

Operating expenses:
Selling and commissions	3,843	221	4,064	10,386	12	10,398
Research and development	1,710	4	1,714	4,009	6	4,015
General and administrative	3,886	10	3,896	10,848	(207)	10,641
	9,439	235	9,674	25,243	(189)	25,054
Business development	—	463	463	—	707	707
Certain transaction costs	461	—	461	877	—	877
Gain on effective settlement of contract (Note 3)	(15,264)	—	(15,264)	(15,264)	—	(15,264)
Restructuring costs (Note 4)	631	—	631	631	—	631
Total operating expenses	(4,733)	698	(4,035)	11,487	518	12,005
Operating income	19,316	(738)	18,578	40,178	(660)	39,518

Other expense/(income):
Interest expense	7,623	—	7,623	19,686	—	19,686
Other (income)/expense, net	746	(440)	306	(385)	(707)	(1,092)
Total other expenses, net	8,369	(440)	7,929	19,301	(707)	18,594
Income (loss) before provision for income taxes	10,947	(298)	10,649	20,877	47	20,924
Income tax expense	(198)	(10)	(208)	504	47	551

Net income (loss)	$11,145	$(288)	$10,857	$20,373	$—	$20,373

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended September 29, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q

Net income (loss)	$11,145	$(288)	$10,857
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	465	(8)	457
Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	126	—	126
	126	—	126
Comprehensive income (loss)	$11,736	$(296)	$11,440

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 29, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q

Net income (loss)	$20,373	$—	$20,373
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,132)	(8)	(1,140)
Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	376	—	376
	376	—	376
Comprehensive income (loss)	$19,617	$(8)	$19,609

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 29, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q
Operating Activities
Net income	$20,373	$—	$20,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,294	—	4,294
Amortization of financing fees	1,403	—	1,403
Amortization of debt discount	486	—	486
Deferred income taxes	(195)	(1)	(196)
Gain on sale/disposals of fixed assets	(15,264)	—	(15,264)
Other non-cash items	110	—	110
Changes in operating assets and liabilites, net of acquisition:
Accounts receivable	2,713	241	2,954
Inventories	(17,644)	130	(17,514)
Prepaid expense and other current assets	46	(289)	(243)
Accounts payable and accrued expense	16,299	(285)	16,014
Accrued pension and retirement liabilities	(1,089)	212	(877)
Customer advances and deferred income	(726)	—	(726)
Other	531	—	531
Net cash provided by operating activities	11,337	8	11,345
Investing Activities
Purchase of property and equipment	(6,615)	—	(6,615)
Business acquisition, net of cash acquired and reinvested Merger consideration	(63,488)	4,000	(59,488)
Change in restricted cash	(355)	—	(355)
Net cash used in investing activities	(70,458)	4,000	(66,458)
Financing Activities
Debt issuance costs	(1,961)	—	(1,961)
Term Loan Borrowings	47,742	—	47,742
Line of credit advances	(6)	—	(6)
Capital lease obligation repayment	(393)	—	(393)
Proceeds from issuance of common units, net of reinvested consideration proceeds	9,000	(4,000)	5,000
Purchase of common units	(14,000)	—	(14,000)
Distributions paid to members	(2,557)	—	(2,557)
Net cash provided by financing activities	37,825	(4,000)	33,825
Effect of exchange rates on cash and cash equivalents	(470)	(8)	(478)
Change in cash and cash equivalents	(21,766)	—	(21,766)
Cash and cash equivalents, beginning of period	42,373	—	42,373
Cash and cash equivalents, end of period	$20,607	$—	$20,607

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements of Colt Defense and Colt Finance (collectively, the “Company”, or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 28, 2014 and September 29, 2013, as revised, have been included.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, as restated. The consolidated balance sheet dated December 31, 2013, as restated, included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

During the third quarter of 2014, the Company faced increasing liquidity challenges as a result of several recent business trends impacting the Company’s current and forecasted revenues and cash flows.  These trends included the continued decline in market demand for the Company’s commercial MSR, recent declines in demand for the Company’s commercial handguns, and delays in anticipated timing of U.S. Government and certain international sales.  As a result, the Company expects to report significantly lower revenues and Adjusted EBITDA (see Note 18 “Segment Information”) for the year-ended December 31, 2014 than it had previously forecasted.  These trends are expected to continue to put significant pressure on the Company’s liquidity for the foreseeable future.

Absent the Company achieving its internal forecast for the remainder of 2014 and 2015 and the successful execution of Management’s plans, including restructuring of the unsecured debt, it is probable that the Company may not have sufficient cash and cash equivalents on-hand along with availability under its Credit Agreement, as amended, to be able to meet its obligations as they come due over the next 12 months, including the Company’s May 15, 2015 Senior Notes interest payment of $10,938.  As it is probable that the Company may not have sufficient liquidity to be able to make its May 15, 2015 Senior Notes interest payment, the Company’s long-term debt has been classified as current in the consolidated balance sheet.  Currently the Company does not have sufficient funds to repay the debt upon an actual acceleration of maturity.  In the event of an accelerated maturity, the Company’s lenders may take actions to secure their position as creditors and mitigate their potential risks.  These events would adversely impact the Company’s liquidity (see Note 9 “Liquidity”).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or classification of liabilities should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include estimates used to determine the fair value of assets acquired and liabilities assumed related to the acquisition of New Colt (see Note 3, “Acquisition”) and accruals for the Company’s M240 Program (see Note 17, “Commitments and Contingencies”), excess and obsolete inventory, income tax expense, deferred tax asset valuation, medical claims payable, and worker’s compensation expense. Actual results could differ materially from those estimates.

Self-Funded Medical Plan

As of September 28, 2014, the Company maintained two employee group medical plans, one of which covers the Company’s Canadian subsidiary and one of which cover the Company’s domestic operations and is self-funded. The Company’s domestic medical plan liabilities are limited by individual and aggregate stop loss insurance coverage.  Included in accrued expense in the accompanying consolidated balance sheets is a liability for reported claims outstanding, as well as an estimate of incurred but unreported claims, based on the Company’s best estimate of the ultimate cost not covered by stop loss insurance.  The individual stop loss limit for the Company’s domestic self-funded medical plan is $175 as of September 28, 2014.  The aggregate stop loss limit for the Company’s self-funded medical plan is $14,547 as of September 28, 2014.  The actual amount of the claims could differ from the total consolidated estimated liability recorded of $416 and $823 at September 28, 2014 and December 31, 2013, respectively.

Self-Funded Worker’s Compensation

As of December 31, 2013, the Company insured its domestic worker’s compensation with a $250 per event deductible program, that incorporates individual, accident and aggregate stop loss limits of $2,000. The Company’s liability for estimated premiums and incurred losses under the Company’s deductible policies that have been actuarially determined and accrued for as of September 28, 2014 and December 31, 2013 were $958 and $214, respectively.  The Company revised its disclosure with respect to the Company’s liability for estimated premiums and incurred losses under the Company’s deductible policies as of December 31, 2013. The Company does not consider the revision of this disclosure material.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash at September 28, 2014 and December 31, 2013, consists of funds deposited to secure standby letters of credit primarily for performance guarantees related to the Company’s international business.

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

The Company, with the assistance of a third party valuation firm, determined the fair value of the finite-lived intangible assets which includes $5,240 of existing license agreements, valued based on a discounted cash flow approach, which represents the estimated fair value of New Colt license agreements for licensing the Colt trade marks to various third parties, $2,970 of developed technology, valued based on a relief from royalty method, which represents the estimated fair value of designs, trade secrets, materials, specifications and other proprietary intellectual property included in the technical data packages and related manufacturing processes and know-how and $1,130 of backlog, valued based on an excess earnings method, which represents the estimated fair value of unfilled contractual orders from customers.  The weighted average useful lives of the acquired existing license agreements, developed technology and backlog were 6 years, 20 years, and 3 years respectively.  In addition, the Company, with the assistance of a third party valuation firm, valued the Colt brand and related trade marks by comparing the value of the royalty rate inherent in the license (see Note 8,“Goodwill, Trademarks and Other Intangible Assets”) to the current market rate for such a license based upon both the value of the Colt brand and related trade marks in both the defense and the commercial marketplace utilizing a relief from royalty methodology.

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense.  In evaluating the Company’s ability to recover the deferred tax assets acquired through the acquisition of New Colt, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies and results of recent operations.  In projecting future taxable income for New Colt, the Company began with historical results adjusted to include the $50,000 Term Loan (see Note 10, “Notes Payable and Long-Term Debt”) and related interest expense, incorporated assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business.  Based on the analysis performed, the Company believes, as of the acquisition date, that it is more likely than not that the benefit from New Colt’s deferred tax assets will not be realized.  In recognition of this risk, the Company provided a valuation allowance against New Colt’s deferred tax assets as part of the Company’s purchase accounting adjustments.

Goodwill is the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if indicators of impairment arise. The $36,974 of goodwill is not deductible for federal income tax purposes.

The following table reflects the unaudited pro forma operating results of the Company for three and nine months ended September 29, 2013, which gives effect to the Merger with New Colt as if it had occurred on January 1, 2012. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Merger been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical financial results of the Company and New Colt adjusted for certain items including depreciation and amortization expense associated with the assets acquired, the Company’s expense related to financing arrangements and the elimination of intercompany transactions. The pro forma information does not include the effects of any synergies or cost reduction initiatives related to the Merger.

	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
	(As Revised)	(As Revised)
Net sales	$73,246	$240,171
Net income (loss)	8,647	19,189

Pro forma net income for the three and nine months ended September 29, 2013 were adjusted to include $194 and $3,402 respectively, of additional interest expense related to the Company’s $50,000 Term Loan and to include $80 and $1,408, respectively, of additional expense related to the amortization of finite-lived intangible assets.

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

The following table summarizes the Company’s restructuring activity for the nine months ended September 28, 2014:

Restructuring accruals at December 31, 2013	$706
Accrual reversal	(76)
Utilization	(491)
Balance at September 28, 2014	$139

During the third quarter of 2014, the Company received the remaining $268 for the reimbursement of restructuring costs from an escrow established at the time of the Merger.

Note 5   Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $68 and $78 at September 28, 2014 and December 31, 2013, respectively.

Note 6            Inventories

The following table sets forth a summary of inventories, net of reserves at the lower of cost or market:

	September 28, 2014	December 31, 2013
Raw materials	$43,251	$43,469
Work in process	20,627	9,476
Finished products	12,675	13,729
	$76,553	$66,674

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

Property and equipment consist of the following as of:

			Estimated
	September 28, 2014	December 31, 2013	Useful Life
Land	$322	$338	-
Building	2,528	2,653	33
Machinery and equipment	51,812	47,476	7-10
Furniture, fixtures and leasehold improvements	7,545	7,081	3-5
	62,207	57,548
Less accumulated depreciation and amortization	(36,387)	(32,152)
	25,820	25,396
Construction in process	1,934	5,337
Property and equipment, net	$27,754	$30,733

Note 8            Goodwill, Trademarks and Other Intangible Assets

Goodwill

Goodwill is tested for impairment annually as of the beginning of the Company’s fourth fiscal quarter, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. Management estimates the fair value of each reporting unit primarily using the income approach. Specifically the discounted cash flow (“DCF”) model was utilized for the valuation of each reporting unit. Management develops cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. The Company discounts the cash flow forecasts using the weighted average cost of capital method at the date of evaluation. The Company also calculates the fair value of its reporting units using the market approach in order to corroborate its DCF model results. These methodologies used in the current year are consistent with those used in the prior year.

The following table sets forth the changes in the carrying amount of goodwill for the Company as of and for the nine months ended September 28, 2014:

Total
Balance at December 31, 2013	$51,225
Effect of foreign currency translation	(476)
Balance at September 28, 2014	$50,749

As of September 28, 2014, the Company had $41.1 million and $9.6 million of goodwill assigned to its West Hartford and Colt Canada reporting units, respectively.

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

Impairment Evaluation

During the first half of 2014, the Company has experienced a continued decrease in the demand for commercial rifles.  The Company concluded that a triggering event had occurred and an interim impairment test for indefinite lived intangible assets, Goodwill and Trademarks, was required as of June 29, 2014.  Management developed cash flow forecasts based on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions.  The Company, with the assistance of a third party valuation firm, discounted the cash flow forecasts using the weighted average cost of capital method as of June 29, 2014.  The Company also calculated the fair value of its reporting units using the market approach in order to corroborate its DCF model results.  Based on completion of Step 1 of the impairment analysis for indefinite lived intangible assets the fair value of the Company’s indefinite lived intangible assets, both goodwill and trademarks, exceeds the book value and therefore the Company concluded no impairment existed as of June 29, 2014.

Subsequent to the filing of the Company’s quarterly results for the three and six months ended June 29, 2014, the Company has seen a continued decrease in demand for MSR’s, a decline in demand for the Company’s commercial handguns, and delays in the anticipated timing of U.S. Government and certain international sales.  The Company considered these adverse changes in the Company’s business climate to be a triggering event as of September 28, 2014.  Therefore, in addition to the impairment analysis performed as of June 29, 2014 the Company performed an impairment analysis as of September 28, 2014 to determine the impact that a material decrease in the Company’s sales, resulting from the aforementioned factors would have on the Company’s valuation.  The Company, with assistance of a third party valuation firm, discounted the cash flow forecasts using the weighted average cost of capital method as of September 28, 2014.  The Company also calculated the fair value of its reporting units using the market approach to corroborate its discounted cash flows model results.  Based on completion of step one of the impairment analysis for indefinite lived intangible assets, the Company determined that the fair value of the Company’s indefinite lived intangible assets, including goodwill and trademarks, exceeds the book value, and therefore, the Company has concluded no impairment existed as of September 28, 2014.  The Company has two reporting units as of September 28, 2014, West Hartford, including all of the Company’s domestic operations and Colt Canada.  The estimated fair value as a percentage of the carrying value of the Company’s West Hartford and Colt Canada reporting units approximated 110% and 133%, respectively, and as such the fair value of the Company’s West Hartford reporting unit didn’t significantly exceed its carrying value.

Net sales and operating income growth assumptions and the risk-adjusted discount rate, which represents the weighted average cost of capital, have the most significant influence on the estimation of the fair value of the Company’s reportable segment.  Under the income approach, specifically the discounted cash flow method, net sales and operating income growth rate assumptions were used to estimate cash flows in future periods.  Growth rates were based on current levels of backlog, the retention of existing customers and the Company’s ability to introduce new products.  If gross margin assumptions for the Company’s West Hartford reporting unit were to decline by approximately 1% per annum, the West Hartford reporting unit may not pass step one and step two could result in a non-cash goodwill impairment charge.  The factors that affect the level of estimated cash flows within the West Hartford reporting unit include, but are not limited to: (1) declines in consumer demand for commercial rifles and handguns, (2) delays in anticipated timing of U.S. Government orders, (3) delays in the timing of international sales which require certain regulatory approvals and (4) the Company’s ability to successfully launch new products.  Management utilized a discount rate of 18% to estimate the present value of future cash flows.  The discount rate was based upon a build-up of market data from similar companies and reflected uncertainty related to the Company’s ability to achieve its forecasted results.  Holding all other assumptions constant, an increase in the rate used to discount the expected future cash flows of approximately 175 basis points would reduce the fair value of the West Hartford reporting unit such that the reporting unit would not pass step one and step two cold result in a non-cash impairment charge.

Management’s judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill.  While management expects future operating improvements to result from improving commercial rifle and handgun demand, the resumption of fulfilling certain U.S. Government orders and the introduction of new products there can be no assurance that such expectations will be met or that the fair value of the reporting units will continue to exceed their carrying value.  If the fair value of either of the reporting units were to fall below its carrying value, a non-cash impairment charge to income from operations could result.

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

The net carrying value of the Company’s intangible assets with finite lives follows:

	As of September 28, 2014
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,257	$(702)	$1,555	30
Customer relationships other	5,869	(4,124)	1,745	20
License agreements	5,240	(2,019)	3,221	6
Backlog	1,694	(1,047)	647	3
Technology-based intangibles	6,580	(2,950)	3,630	15-20
	$21,640	$(10,842)	$10,798

	As of December 31, 2013
	Gross			Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life
Customer relationship Canadian Government	$2,369	$(678)	$1,691	30
Customer relationships other	6,160	(4,077)	2,083	20
License agreements	5,240	(805)	4,435	6
Backlog	1,722	(604)	1,118	3
Technology-based intangibles	6,580	(2,492)	4,088	15 - 20
	$22,071	$(8,656)	$13,415

The Company expects to record annual amortization expense of $3,251, $2,766, $1,910, $1,171, and $859 for 2014, 2015, 2016, 2017 and 2018, respectively.

Note 9   Liquidity

During the third quarter of 2014, the Company faced increasing liquidity challenges as a result of several recent business trends impacting the Company’s current and forecasted revenues and cash flows.  These trends included the continued decline in market demand for the Company’s commercial MSR, recent declines in demand for the Company’s commercial handguns, and delays in anticipated timing of U.S. Government and certain international sales.  As a result, the Company expects to report lower revenues and Adjusted EBITDA for the year-ended December 31, 2014 than it had previously forecasted.  These trends are expected to continue to put pressure on the Company’s liquidity for the foreseeable future.

Management’s plan to mitigate the business risk associated with the Company’s increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize the Company’s performance and reduce costs, (iii) managing inventory levels for positive cash flow by focusing the production schedule on the Company’s backlog of firm commitments, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales, and (v) seeking ways to restructure the Company’s unsecured debt to reduce overall debt service costs.

As announced in the Company’s Form 12b-25 filed on November 12, 2014, there was uncertainty about whether the Company would have the cash necessary to pay its November 17, 2014 Senior Notes interest payment. On November 17, 2014 the Company entered into the MS Term Loan, a $70,000 senior secured term loan facility with Wilmington Savings Fund Society, FSB, as agent and Morgan Stanley Senior Funding Inc., as lender, which replaced the Company’s existing Term Loan agreement and provided the Company $4,101 of additional liquidity.  The MS Term Loan also enabled the Company to make its November 17, 2014 Senior Notes interest payment of $10,938.  In addition, the lenders, under the Company’s existing Credit Agreement (see Note 10 “Notes Payable and Long-Term Debt — Credit Agreement”), also agreed to amendments to the Credit Agreement which allowed the Company to enter into the MS Term Loan and provided for additional liquidity through a modification of excess availability thresholds.

After giving effect to the aforementioned market and business challenges as well as the sales opportunities that the Company believes exist, the Company has forecasted revenue and Adjusted EBITDA growth in 2015.  There can be no assurance that the actual demand for the Company’s commercial MSRs or commercial handguns will meet the Company’s internal forecast.  In addition, there can be no assurance that U.S. Government or international sales will take place as the Company has forecasted primarily due to a U.S. Government regulatory approval process which is difficult to predict.  As a result of these factors, and notwithstanding the additional cash the Company obtained from the MS Term Loan, risk exists with respect to the Company achieving its internally forecasted results and projected cash flows for the remainder of 2014 and 2015.  Absent the Company achieving its internal forecast for the remainder of 2014 and 2015 and the successful execution of Management’s strategy, addressing other long-term debt such as the Senior Notes, it is probable that the Company may not have sufficient cash and cash equivalents on-hand along with availability under its Credit Agreement, as amended, to be able to meet its obligations as they come due over the next 12 months, including the Company’s May 15, 2015 Senior Notes interest payment of $10,938.

As it is probable that the Company may not have sufficient liquidity to be able to make its May 15, 2015 Senior Notes interest payment without meeting the Company’s internal projections (including addressing the Company’s Senior Notes), the Company’s long-term debt has been classified as current in the consolidated balance sheet.  Currently the Company does not have sufficient funds to repay the debt upon an actual acceleration of maturity.  In the event of an accelerated maturity, the Company’s lenders may take actions to secure their position as creditors and mitigate their potential risks.  These events would adversely impact the Company’s liquidity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The MS Term Loan and Credit Agreement contain a covenant requiring the Company to deliver audited financial statements within 90 days following each fiscal year, together with an audit opinion that does not contain a “going concern” explanatory paragraph.  The Company will be re-filing under current date its 2013 Form 10-K/A sometime before December 31, 2014 in response to United States Security and Exchange Commission (“SEC”) comments on the 2013 10-K.  The SEC comments primarily relate to the inclusion of certain certifications under Section 906 of Sarbanes-Oxley and do not require any changes to the financial statements for the year-ended December 31, 2013, as restated.  In connection with the Company’s response to these comments and the re-filing of the 2013 Form 10-K/A, management expects its independent registered public accounting firm will issue an audit report that contains a “going concern” explanatory paragraph.  The Company is in discussions with, and expects to receive a waiver from, each of our lenders in connection with the re-filing of the 2013 Form 10-K/A.

As of September 28, 2014, the Company had $3,963 of cash and cash equivalents and $2,113 of availability under its Credit Agreement.  As of November 20, 2014, the Company has $8,233 of cash and cash equivalents and $2,473 of availability under its Credit Agreement (see Note 10 “Notes Payable and Long-Term Debt”).

The Company’s foreign and domestic cash and cash equivalents as of September 28, 2014 and December 31, 2013, respectively, are as follows:

	September 28, 2014	December 31, 2013
United States (1)	$2,029	$8,363
Canada (2)	1,911	4,213
Netherlands (3)	23	18
Total cash and cash equivalents	$3,963	$12,594

(1)         United States includes the following legal entities:  Colt Defense LLC, New Colt Holding Corp., Colt’s Manufacturing Company LLC and Colt Defense Technical Services LLC

(2)         Canada includes the following legal entity:  Colt Canada Corporation

(3)         Netherlands includes the following legal entity: Colt International Coöperatief U.A.

Due to the Company’s current liquidity situation, during the three months ended September 28, 2014 Colt International recorded a deferred tax liability of $1,369 on the undistributed earnings from Colt Canada because the Company no longer considers Colt Canada’s earnings permanently reinvested (see Note 12 “Income Taxes”).

If the Company repatriated cash and cash equivalents, based on the Company’s current legal entity structure as described in Note 1 Nature of Business, the Company would not be required to accrue and pay U.S. income taxes to repatriate these funds.  The Company’s cost of repatriation would be in the form of a 5% withholding tax which Colt Canada is required to withhold on dividends when declared and paid to Colt International under the terms of the treaty between Canada and the Netherlands.  There is no further income or withholding tax on dividends when declared and paid to Colt Defense.

Note 10     Notes Payable and Long-Term Debt

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

On August 6, 2014, the Company entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”).  Absent an amendment to the Term Loan, the Company would have been in violation of certain of its financial covenants as of September 28, 2014.  The Term Loan Amendment is discussed in more detail in the following paragraph.

The Term Loan Amendment provided that (i) the financial covenants were eliminated for the rolling four quarter periods ended June 29, 2014 and September 28, 2014 and modified for the rolling four quarter period ended December 31, 2014, (ii) the Company was granted the option to not pay principal installment payments of $1,875 due on September 30, 2014, December 31, 2014 and March 31, 2015, (iii) the applicable prepayment premium was increased from 2% to 6% of the outstanding principal balance of the Term Loan, (iv) the date of the applicable prepayment determination was extended to July 31, 2016 and (v) the Company was been granted a 30 day extension to deliver financial information to the Term Loan lenders to allow for completion of the restatement of the Company’s 2013 10-K (see Note 2, Summary of Significant Accounting Policies).  Additionally, the Company agreed to pay an amendment fee of $475 that will be capitalized and paid-in-kind by being added to the outstanding principal balance of the Term Loan.

The Term Loan Amendment fee of $475, along with Term Loan lenders legal fees to be paid by the Company in conjunction with the Term Loan Amendment, were recorded as additional debt discount in the third quarter of 2014 and amortized as interest expense over the remaining term of the Term Loan.  The Company expensed costs incurred by the Company in conjunction with the Term Loan Amendment in the third quarter of 2014.  The Company exercised its option not to pay the principal installment payment due on September 30, 2014.

As of September 28, 2014 and December 31, 2013, the Company was subject to four financial covenants as defined in the Term Loan agreement: (i) minimum EBITDA (“Minimum EBITDA”), (ii) fixed charge coverage ratio (“FCCR”), (iii) secured coverage ratio (“Secured Coverage Ratio”) and (iv) maximum allowed capital expenditures (“Capital Expenditures”).  Prior to Amendment No. 1, the required Minimum EBITDA for the four quarters ended September 28, 2014 and December 31, 2013 was $40,000.  Actual Minimum EBITDA for the four quarters ended September 28, 2014 and December 31, 2013 was $31,833 and $63,293, respectively.  Amendment No. 1 eliminated the Minimum EBITDA covenant for the four quarters ended September 28, 2014.  Prior to Amendment No. 1, the required FCCR for the four quarters ended September 28, 2014 and December 31, 2013 was a minimum of 0.90:1.00.  The actual FCCR for the four quarters ended September 28, 2014 and December 31, 2013 was 0.75:1.00 and 1.21:1.00, respectively.  Amendment No. 1 eliminated the FCCR covenant for the four quarters ended September 28, 2014.  Prior to Amendment No. 1, the required Secured Coverage Ratio for the four quarters ended September 28, 2014 and December 31, 2013 was a ratio not greater than 1.20:1.00.  The actual Secured Coverage Ratio for the four quarters ended September 28, 2014 and December 31, 2013 was 2.02:1.00 and 0.89:1.00, respectively. Amendment No. 1 eliminated the Secured Leverage Ratio covenant for the four quarters ended September 28, 2014.  The maximum allowed Capital Expenditures for the four quarters ended September 28, 2014 and December 31, 2013 is $12,000.  The actual Capital Expenditures for the four quarters ended September 28, 2014 and December 31, 2013 were $3,693 and $8,598, respectively.  Amendment No. 1 did not modify the Capital Expenditure covenant.

The Term Loan agreement also contained non-financial covenants and other restrictions which limit the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than member distributions to support the Company’s member related taxes) enter into a merger and acquire or sell assets.

The Company was in compliance with its Term Loan covenants, as amended, as of September 28, 2014 (pursuant to the Term Loan Amendment the Company was not required to satisfy any particular financial covenant levels for the quarter ending September 28, 2014 other than with respect to the maximum allowed capital expenditures) and December 31, 2013.

On September 30, 2014, the Company made a Term Loan interest payment of $1,318.

On November 12, 2014, the Company entered into Amendment No. 2 to the Term Loan, whereby, the Term Loan lenders consented to extending the delivery date to November 21, 2014, for the Company to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

On November 17, 2014, the Company entered into a $70,000 senior secured term loan facility with Wilmington Savings Fund Society, FSB, as agent and Morgan Stanley Senior Funding Inc., as lender (see Note 22, “Subsequent Events”) which replaced the Company’s Term Loan.  The existing Term Loan agreement did not permit pre-payment at such time and thus, the Company agreed with the existing Term Loan lenders to pay a premium of $4,318 in addition to the outstanding principal and accrued interest balance.  As a result of the Company entering into the MS Term Loan which replaced the Company’s existing Term Loan, the Term Loan has been reflected as a current liability as of September 28, 2014 in the consolidated balance sheet.  The MS Term Loan (i) does not contain financial covenants or amortization provisions similar to those provisions in the Company’s existing Term Loan agreement; (ii) provides for the accrual of interest on an 8% cash and 2% payment-in-kind basis; and (iii) will mature no later than August 15, 2018 subject to the satisfaction of certain conditions.

Credit Agreement

On September 29, 2011, the Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“WFCF”).  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets.  Under the Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in its intellectual property. The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of the Company’s borrowing base or $50,000, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. The Credit Agreement has an excess availability threshold of $11,000. If excess availability is below $11,000, the Company would be required to be in compliance with a fixed charge coverage ratio, as defined in the Credit Agreement (“WFCF FCCR”).  If the Company is not in compliance with the WFCF FCCR and below $11,000 in excess availability, the Company would not be able to borrow additional amounts under the Credit Agreement and would be in default of the Credit Agreement. In addition, if excess availability falls below $11,000 or an event of default occurs, the Company would be required to provide WFCF with more frequent compliance reporting and WFCF may also assume certain other contractual privileges.  The Company’s available borrowing capacity as of September 28, 2014 was $2,113 which is the amount above the excess availability requirement.  The Credit Agreement also contains customary events of default including, but not limited to, no material litigation or defaults under material contracts and no material adverse change. In connection with any borrowing requests, management must certify, among other things, to no default or event of default.

As of September 28, 2014, there were advances of $13,000 and $3,847 of letters of credit outstanding under the Credit Agreement. As of December 31, 2013, there was a $7,083 line advance and $3,486 of letters of credit outstanding under the Credit Agreement.  As of November 20, 2014, there were advances of $16,000 and $3,815 of letters of credit outstanding under the Credit Agreement.

As of September 28, 2014 and December 31, 2013, the Company was in compliance with all of the Credit Agreement covenants and restrictions, as amended, and the Company monitors its future compliance based on current and anticipated financial results. The WFCF FCCR for four consecutive quarters may not be less than 1.00:1.00.  As of September 28, 2014 and December 31, 2013 the Company’s availability was in excess of $11,000 and therefore the WFCF FCCR was not in effect.  If it had been in effect, the calculated WFCF FCCR for the four quarters ended September 28, 2014 and December 31, 2013 would have been 0.77:1.00 and 1.54:1.00, respectively.

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

On November 12, 2014 the Company entered into Amendment No. 6 to the Credit Agreement, whereby WFCF consented to extending the delivery date to November 21, 2014, for the Company to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

On November 17, 2014, the Company entered into amendment No. 7 to the Credit Agreement, whereby WFCF consented to amendments to the Credit Agreement necessary for the Company to enter into the MS Term Loan.  These amendments include, among other things, (i) reducing the Senior Secured revolving loan availability from $50,000 to $33,000 and (ii) incorporating a minimum $7,500 excess availability threshold for borrowings.

On November 21, 2014, the Company entered into Amendment No. 8 to the Credit Agreement, whereby WFCF consented to extending the delivery date to November 26, 2014, for the Company to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

Senior Notes

On November 10, 2009, Colt Defense LLC and Colt Finance Corp., the Company’s 100%-owned subsidiary, jointly and severally co-issued $250,000 of unsecured Senior Notes under an indenture (“Indenture”). The Senior Notes bear interest at 8.75% and mature on November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15. The Company issued the Senior Notes at a discount of $3,522 from par value. This discount is being amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

Each of the debt agreements certain cross-default provisions, whereby a default under one agreement represents a default under the others.

The outstanding loan balances at September 28, 2014 and December 31, 2013 were as follows:

	September 28, 2014	December 31, 2013
Senior Notes	$248,319	$247,984
Term Loan	46,139	46,833
Credit Agreement	13,000	7,083
Total debt	307,458	301,900
Less: current portion	(307,458)	(12,083)
Long-term debt	$—	$289,817

As a result of the liquidity concerns (see, Note 1, “Nature of Business — Going Concern” and Note 9, “Liquidity”), the Company’s outstanding debt has been reflected as a current liability as of September 28, 2014 in the consolidated balance sheet.

The Company’s debt was recorded net of unamortized original issue and debt discounts of $3,517 at September 28, 2014 and $3,932 at December 31, 2013.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amortization of discount	$334	$280	$947	$486
Amortization of deferred financing costs	577	575	1,788	1,403

In accordance with Rule 3-10(f) of SEC Regulation S-X, the Company and Colt Finance Corp., co-issuers of the Senior Notes, are not presenting condensed consolidating guarantor financial statements as Colt Defense LLC and Colt Finance Corp. have no independent assets or operations. All of the Company’s subsidiaries are 100% owned and have guaranteed the Company’s Senior Notes; and all of the guarantees are full, unconditional, joint and several.

Note 11   Accrued Expenses

Accrued expenses consisted of:

	September 28, 2014	December 31, 2013
		(As Restated)
Accrued compensation and benefits	$4,243	7,154
Accrued contract obligation expense	2,365	1,194
Accrued federal, excise and other taxes	2,643	4,902
Accrued interest	9,508	2,879
Accrued commissions	1,932	929
Other accrued expenses	5,387	5,100
	$26,078	$22,158

Note 12   Income Taxes

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

Colt Defense and CDTS, a wholly owned subsidiary, collectively own 100% of Colt International, a Dutch coöperatief. Colt International owns 100% of Colt Canada, a Canadian C corporation. The income (loss) of Colt Canada is subject to entity level Canadian federal and provincial taxes. On April 16, 2014, Colt Canada declared and paid a $2,000 dividend to Colt International. Under the terms of the treaty between Canada and The Netherlands, Colt Canada is required to withhold taxes on the dividends at a rate of 5%.

During the three months ended September 28, 2014 Colt International recorded a deferred tax liability of $1,369 on the undistributed earnings of Colt Canada due to the fact that the Company no longer considers Colt Canada’s earnings permanently reinvested due to the Company’s liquidity position (see Note 9 “Liquidity”).

The provision (benefit) for foreign income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Current	$152	$12	$204	$747
Deferred	1,358	(220)	1,239	(196)
Total	$1,510	$(208)	$1,443	$551

New Colt has a partnership interest in Colt’s Manufacturing in which the book basis of New Colt’s assets and liabilities contributed exceeds the tax basis of those assets and liabilities. Therefore, New Colt recorded a deferred tax liability with respect to their partnership interest at January 1, 2014.  The requirement that the partnership use carryover basis with respect to the contributed assets resulted in the partnership’s basis in the assets being equal to New Colt’s investment in the partnership.

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

Note 13   Pension and Postretirement Benefits

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

Pension expense for the New Colt plans is included in the amounts below from the Merger Date.

The components of income recognized in the Company’s Consolidated Statements of Operations for pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Interest cost	$396	$368	$1,187	$918
Expected return on assets	(478)	(419)	(1,433)	(986)
Amortization of unrecognized loss	47	107	140	321
Net periodic cost (income)	$(35)	$56	$(106)	$253

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

The components of cost recognized in the Company’s Consolidated Statements of Operations for postretirement health care coverage are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$173	$159	$519	$384
Interest cost	233	201	700	446
Curtailment of postretirement health plan	—	—	(98)	—
Amortization of unrecognized prior service costs	(38)	(43)	(113)	(129)
Amortization of unrecognized loss	33	61	99	184
Net periodic cost	$401	$378	$1,107	$885

Note 14   Accumulated Deficit

Colt Defense’s authorized capitalization consists of 1,000,000 common units, which include 18,878 nonvoting Class B common units, and 250,000 preferred units. Common units issued and outstanding as of both September 28, 2014 and December 31, 2013 were 132,174.  No Class B common units or preferred units have been issued.

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

In the first quarter of 2014 and 2013, respectively, there were no tax distribution payments to members. During the second quarter of 2014, the Company made tax distribution payments to members of $683 along with State of Connecticut members’ withholding payments of $530, both of which were accrued for in 2013 based on the Company’s 2013 taxable income.  During the second quarter of 2013, the Company made tax distributions to members of $1,357 and no distributions to the State of Connecticut.  During the third quarter of 2014 and 2013 the Company made tax distributions to members of $0 and $1,200, respectively.

Due to limitations on distributions to the Company’s members associated with the Company’s Term Loan, there was a $2,277 long term liability payable to members at September 28, 2014 and December 31, 2013, respectively.

Note 15   Common Unit Compensation

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

In 2013, options were granted for 5,300 common units at a weighted average exercise price of $288.78 (not in thousands).  In the third quarter of 2014, options were granted for 3,000 common units at a weighted average exercise price of $288.78 (not in thousands).  The Company’s common unit compensation expense, which is included in general and administrative expense in the consolidated statements of operations, was $13 and $0 for the three months ended September 28, 2014 and September 29, 2013, respectively.  Common unit compensation expense was $95 and $0 for the nine month periods ended September 28, 2014 and September 29, 2013, respectively.

Note 16   Transactions with Related Parties

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

The costs for the services provided and the related expenses under the agreements with Sciens Institutional and Sciens Management were recorded within general and administrative expenses in the consolidated statements of operations and were $250 and $220 for the three months ended September 28, 2014 and September 29, 2013, respectively.  The Company’s cost for these services were $750 and $436 for the nine months ended September 28, 2014 and September 29, 2013, respectively.

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

The Company leases its West Hartford facility from NPA Hartford LLC, which is beneficially owned by Sciens Management, for its corporate headquarters and primary manufacturing facility. The lease expires on October 25, 2015.  For the three months ended September 28, 2014, and September 29, 2013, the rent expense under this lease was $210 and $210, respectively. Rent expense for the nine months ended September 28, 2014 and September 29, 2013 was $631 and $631 respectively.

In addition, Colt Defense LLC Profit Sharing Plan, a Colt Defense LLC unit holder, owns 100% of Colt Defense Employee Plan Holding Corp. which has a wholly owned subsidiary Colt Security LLC, which provides security guards for the Company.

Prior to the Merger, transactions with New Colt were as follows:

		Nine Months
	Three Months Ended	Ended
	September 29, 2013	September 29, 2013
Net sales to New Colt	$23,321	$67,156
Purchases from New Colt	8	1,894
Administration and services fees charged to New Colt	442	1,325

Note 17   Commitments and Contingencies

Standby Letters of Credit

A summary of standby letters of credit issued principally in connection with performance and warranty bonds established for the benefit of certain international customers is as follows:

	September 28, 2014	December 31, 2013

Standby letters of credit secured by restricted cash	$1,172	$1,185
Standby letters of credit under Credit Agreement	3,854	3,486
Guarantees of standby letters of credit established by a sales agent on behalf of Colt	74	74

Industrial Cooperation Agreements

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

The Company’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies. At September 28, 2014 and December 31, 2013, remaining gross offset purchase commitments totaled $65,325 and $64,131, respectively.  The Company has evaluated the settlement of its remaining gross offset purchase commitments through planned spending and other satisfaction plans to determine the net offset purchase commitment.  The Company has accrued $1,998 and $1,639 as of September 28, 2014 and December 31, 2013, respectively, based on the estimated cost of settling the remaining net offset purchase commitment.

U.S. Government M240 and M249Programs

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

During 2014, the Company, based on additional available information, continually assessed the M240 Program accruals and determined that an incremental $311, $4,779 and $1,722 of M240 Program contract obligation expense was required for the three months ended March 30, 2014, June 29, 2014 and September 28, 2014, respectively.  The incremental M240 Program contract obligation expense related to the following:

				For the Nine Months
	For the Three Months Ended			Ended
	March 30, 2014	June 29, 2014	September 28, 2014	September 28, 2014
Inventory Reserves	$311	$1,997	$810	$3,118
Contract Obligation	—	2,782	912	3,694
Incremental Costs	$311	$4,779	$1,722	$6,812

The incremental contract obligation expense recorded was based on the Company’s best estimate of the costs to satisfy the M240 Program obligations given a range of possible outcomes.  The Company believes the actual costs to satisfy the obligation may vary from the revised estimate.

As of September 28, 2014 and December 31, 2013, as restated, the Company had the following amounts included in the consolidated balance sheets related to the M240 Program:

	September 28, 2014	December 31, 2013
		(as Restated)
Inventory Reserves	$2,560	$639
Current Accrued Contract Obligation	$2,365	$1,194
Current Customer Advances and Deferred Income	$5,244	$6,820
Other Long -Term Liabilities	$3,466	$—

The Company revised its disclosure with respect to the Company’s inventory reserves related to the M240 Program as of December 31, 2013.  The Company does not consider the revision of this disclosure material.

The Company currently does not expect to deliver all of the new M240 units to the U.S. Government related to the contract modification and complete the retrofit of previously delivered units within the next twelve months, and accordingly, $1,376 of deferred revenue related to the delivery of new M240 units and $2,090 of accrued contract obligation related to the retrofit of previously delivered units is included in other long-term liabilities as of September 28, 2014.

During the second quarter of 2014, the Company agreed to a No-Cost Cancellation of the M249 contract with the U.S. Government.  In connection with the cancellation, the Company recorded an expense of $480 which is included in cost of sales in the consolidated statements of operations.  The $480 is comprised of a write-off of $344 of inventory and $136 of other expenses associated with the program.

Other Commitments and Contingencies

At September 28, 2014 and December 31, 2013, the Company had unconditional purchase obligations related to capital expenditures for machinery and equipment of $629 and $892, respectively.

During the second and third quarters of 2014, the Company initiated actions which resulted in a workforce reduction of 33 salaried employees and 64 hourly employees.  The severance expenses for the employees affected by the workforce reduction along with severance associated with other departures was included in operating income during the three and nine months ended September 28, 2014 and amounted to $656 and $1,183, respectively.

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

During the three and nine month periods ended September 28, 2014 and September 28, 2013, respectively, there were no material tax examinations.

In 2011, New Colt entered into a twelve year agreement with Osceola County in Florida to lease a 16 square foot facility in Kissimmee, Florida. This facility was renovated by the County at its cost and the building was made available for occupancy during 2012.  There are no lease payments due during the initial five years of the lease and the annual cost of the lease will be $108 per year with the lease expiring on January 15, 2023. The lease expense is being accounted for on a straight-line basis, with an annual charge of $78 being incurred over the term of the lease. At September 28, 2014 and December 31, 2013, deferred lease expense was $95 and $36, respectively. In connection with the lease, the Company was required to hire a minimum number of employees commencing in 2013. As of September 28, 2014, the Company had not occupied the Florida facility and had not hired any employees.  The Company has accrued a contractual penalty of $37 and $50 at September 28, 2014 and December 31, 2013, respectively, for not meeting the minimum hiring requirement. In addition, the State of Florida contributed $250 of funds to the Osceola County to assist with the cost of the renovations. As of September 28, 2014 the Company has repaid $50 of this contribution back to the State of Florida for not meeting the terms of the contract.  In conjunction with the Florida lease, the Company entered into a quick action closing fund agreement, as amended, with the state of Florida which requires the Company to make a minimum capital investment of $2,500 by December 31, 2015, of which $181 had been made through both September 28, 2014 and December 31, 2013, respectively.

Note 18   Segment Information

As a result of the Merger (see Note 3, “Acquisition”), the two manufacturers of Colt firearms were consolidated into a single enterprise providing the Company with direct access to the commercial market for Colt rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns.  As of September 28, 2014 and December 31, 2013, the Company’s operations are conducted through two segments, firearms and spares/other.  These operating segments have similar characteristics and have been aggregated into the Company’s only reportable segment.  The firearms segment designs, develops, and manufactures firearms for domestic and international military and law enforcement markets as well as the domestic and international commercial markets.  The spares and other segment primarily provides spare parts and kits and accessories for domestic and international military and law enforcement markets as well as domestic and international commercial markets.  Other activities are de minimus and consist of product service, archive service, training and royalties from the license of the Colt brand and related trademarks.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Statement of Operations Data:	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Net income (loss)	$(7,834)	$10,857	$(28,369)	$20,373
Income tax (benefit) expense	1,510	(208)	1,443	551
Depreciation and amortization (i)	2,427	1,926	7,086	4,294
Interest expense, net	7,904	7,623	23,447	19,686
Sciens fees and expenses (ii)	250	220	750	436
Transaction costs (iii)	(12)	461	(12)	877
Restructuring costs (iv)	—	631	(76)	631
Gain on effective settlement of contract (v)	—	(15,264)	—	(15,264)
Lease buyout expense (vi)	—	287	—	287
M240 Program contract obligation expense (vii)	1,722	7,199	6,812	7,199
Business development costs (viii)	—	463	509	707
Severance costs (ix)	656	—	1,183	—
Other income, net (x)	(55)	215	(168)	(516)
Adjusted EBITDA	$6,568	$14,410	$12,605	$39,261

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

(v)                       Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.

(vi)                    Non-recurring costs associated with the pay-off of leases acquired as part of the Merger.

(vii)                 Expenses related to Company’s M240 Program. See Note 17 “Commitments and Contingencies.”

(viii)              Includes transaction costs incurred in connection with contemplated acquisition activities.

(ix)                    Includes non-recurring severance costs.

(x)                       Includes income and/or expenses such as foreign currency exchange gains or losses and other less significant charges not related to on-going operations.

Product Information

The following table shows net sales for the three and nine months ended September 28, 2014 and September 29, 2013, as revised, by product category. The table includes the results of New Colt from the Merger Date.  After intercompany sales eliminations, the New Colt acquisition provided $16.7 and $53.1 million of incremental sales for the three months and nine months ended September 28, 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
Long guns	$23,490	$48,749	$63,797	$154,626
Handguns	15,651	12,486	49,541	15,007
Spares and other	11,973	11,795	37,489	31,532
Total	$51,114	$73,030	$150,827	$201,165

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

The table below presents net sales for the three and nine months ended September 28, 2014 and September 29, 2013, as revised, for specific geographic regions:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Revised)		(As Revised)
United States	$30,419	$46,075	$103,639	$120,842
Canada	2,745	5,253	11,062	20,206
Latin America/Caribbean	3,000	4,626	5,970	5,670
Middle East/Africa	9,393	48	12,726	618
Europe	5,199	1,521	10,932	6,124
Asia/Pacific	358	15,507	6,498	47,705
	$51,114	$73,030	$150,827	$201,165

Long-lived assets are net fixed assets attributed to specific geographic regions:

	September 28, 2014	December 31, 2013
United States	$23,269	$25,745
Canada	4,485	4,988
	$27,754	$30,733

Major Customer Information

For the three months ended September 28, 2014, one foreign customer and one domestic distributor accounted for 16% and 11%, respectively, of net sales.  For the nine months ended September 28, 2014, no foreign customers or domestic customers accounted for more than 10% of net sales.  For the three months ended September 29, 2013, one domestic distributor accounted for 24% of net sales, as revised, and one foreign direct customer accounted for 21% of net sales, as revised.  For the nine months ended September 29, 2013, two foreign direct customers each accounted for 11% of net sales, as revised.

For the three and nine months ended September 29, 2013, sales to Colt’s Manufacturing, represented 0% and 22% of net sales, as revised, respectively.

For the three months and nine months ended September 28, 2014, sales to the U.S. Government accounted for 5% and 6% of net sales respectively. For the three and nine months ended September 29, 2013, sales to the U.S. Government accounted for 7.1% and 11% of net sales, as revised, respectively.

Note 19   Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At September 28, 2014, the three largest individual trade receivable balances accounted for 19%, 12% and 10% of total accounts receivable, respectively.  At December 31, 2013, as restated, the two largest individual trade receivable balances accounted for 28% and 16% of total accounts receivable, respectively.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents the Company’s West Hartford work force pursuant to a collective bargaining agreement will expire on March 31, 2019. At September 28, 2014, the Union represented approximately 74% of Colt’s U.S. workforce.  On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing, reached tentative agreement with the Union for a new five year contract covering approximately 515 employees, which was ratified by the union membership on March 31, 2014.  The new contract is in effect from April 1, 2014 through March 31, 2019.

Note 20   Fair Value of Financial Instruments

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt of $294,458 and $294,817 at September 28, 2014 and December 31, 2013, respectively, was recorded at amortized cost. The estimated fair value of long-term debt was approximately $195,885 and $262,775 at September 28, 2014 and December 31, 2013, respectively. The fair value of the Senior Notes was based on quoted market prices, which are Level 1 inputs and the fair value of the Term Loan was based on Level 3 inputs.

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

As of September 28, 2014 and December 31, 2013, the Company did not have any financial assets and liabilities reported at fair value and measured on a recurring basis or any significant nonfinancial assets or nonfinancial liabilities. Therefore, Colt did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 28, 2014.

Note 21   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,841)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(129)	505	—	376
Currency translation	—	—	(1,140)	(1,140)
Net current period other comprehensive income	(129)	505	(1,140)	(764)
Balance, September 29, 2013 (As Revised)	$696	$(16,894)	$1,593	$(14,605)

Balance, December 31, 2013 (As Restated)	$653	$(10,836)	$843	(9,340)
Other comprehensive income before reclassifications	(98)	(1,453)	—	(1,551)
Amounts reclassified from accumulated other comprehensive income	(113)	239	—	126
Currency translation	—	—	(1,115)	(1,115)
Net current period other comprehensive income	(211)	(1,214)	(1,115)	(2,540)
Balance, September 28, 2014	$442	$(12,050)	$(272)	$(11,880)

Amounts are on a before-tax basis.

Note 22   Subsequent Events

Senior Secured Debt

On November 17, 2014 the Company entered into a $70,000 senior secured term loan facility with Wilmington Savings Fund Society, FSB, as agent and Morgan Stanley Senior Funding Inc., as lender.  Proceeds from the MS Term Loan were used to repay all amounts outstanding under the Company’s existing Term Loan agreement, allow for the Company to make the its $10,938 interest payment on November 17, 2014 under the existing Senior Notes and to provide additional liquidity for the Company.  The MS Term Loan (i) does not contain financial covenants or amortization provisions similar to those provisions in the Company’s existing Term Loan agreement; (ii) provides for the accrual of interest on an 8% cash and 2% payment-in-kind basis; and (iii) will mature no later than August 15, 2018 subject to the satisfaction of certain conditions.  The existing Term Loan agreement did not permit pre-payment at such time and thus, the Company agreed with the existing term Loan lenders to pay a premium of $4,318 in addition to the outstanding principal and accrued interest balances.

The lenders under the Company’s existing Credit Agreement (see Note 10 “Notes Payable and Long-Term Debt”) have also agreed to amendments to the Credit Agreement necessary for the Company to enter into the MS Term Loan.  These amendments include, among other things, (i) reducing the senior secured revolving loans available from $50,000 to $33,000, and (ii) incorporating a minimum $7,500 excess availability threshold for borrowings.

The $70,000 of proceeds from the MS Term Loan were disbursed as follows: $52,966 for the repayment of the existing Term Loan principal, interest and premium, $10,938 for the Company’s Senior Notes interest payment paid on November 17, 2014, $1,995 for fees and expenses associated with the MS Term Loan and $4,101 of net proceeds remitted to Colt for additional liquidity.

As of November 20, 2014, the Company had cash and cash equivalents on-hand of $8,233 and availability under the Credit Agreement, above the $7,500 minimum excess availability threshold, of $2,473.

Employment Actions

Subsequent to September 28, 2014, the Company’s Chief Operating Officer and two employees discontinued their employment with the Company.  Combined severance expense was $696 and will be included in operating income in the fourth quarter of 2014.  In addition, the Company hired a new Chief Operating Officer effective on or about November 10, 2014.

Governing Board

On November 15, 2014, the members of Colt Defense LLC (“Colt”) elected Alan B. Miller, to the Governing Board. Mr. Miller joins the Governing Board of Colt Defense LLC with over 50 years experience as an attorney specializing in business finance and corporate restructuring including time spent as special counsel and litigation trustee with Collins & Aikman Corporation and senior counsel, senior partner and partner with Weil, Gotshal and Manges LLP. Mr. Miller currently is a board member of Ceva Holdings LLC and Ceva Group PLC and Spanish Broadcasting System Inc. Mr. Miller attended Trinity College, where he earned a B.A. in 1959 and Boston College Law School, where he earned a J.D. in 1962.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the documents that we incorporate by reference, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial performance and/or operating performance are not statements of historical fact and reflect only our current expectations regarding these matters. These statements are often, but not always, made through the use of words such as “may,” “will,” “expect,” “anticipate,”“believe,” “intend,” “predict,” “potential,” “estimate,” “plan” or variations of these words or similar expressions. These statements inherently involve a wide range of known and unknown uncertainties.  Our actual actions and results may differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth as “Risk Factors” under Section 1A herein and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on September 15, 2014. Given these factors, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and estimates and assumptions associated with them.

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

All amounts in this Quarterly Report on Form 10-Q affected by the restatement or revision reflect such amounts as restated or as revised. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the quarter ended September 28, 2014 resulting from the restatement is set forth in Note 2 to the Notes to Consolidated Financial Statements. Our Quarterly Reports on Form 10-Q for subsequent periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. See Note 2 of the Notes to Consolidated Financial Statements for further detail.

Going Concern

During the third quarter of 2014 we faced increasing liquidity challenges as a result of several recent business trends impacting our current and forecasted revenues and cash flows.  These trends included the continued decline in market demand for our commercial modern sporting rifle (“MSR”), recent declines in demand for our commercial handguns, and delays in anticipated timing of U.S. Government and certain international sales.  As a result, we expect to report lower revenues and Adjusted EBITDA for the year-ended December 31, 2014 than we had previously forecasted.  These trends are expected to continue to put pressure on our liquidity for the foreseeable future.

Management’s plan to mitigate the business risk associated with our increased liquidity challenges include: (i) seeking revenue growth financials across all sales channels, (ii) executing initiatives designed to optimize our performance and reduce costs, (iii) managing inventory levels for positive cash flow by focusing the production schedule on our backlog of firm commitments, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales, and (v) seeking ways to restructure our senior notes to reduce overall debt service costs.

As announced in our Form 12b-25 filed on November 12, 2014, there was uncertainty about whether we would have the cash necessary to pay our November 17, 2014 senior notes interest payment under our senior notes issued on November 10, 2009 by Colt Defense LLC and Colt Finance Corp. (“Senior Notes”). On November 17, 2014 we entered into a $70.0 million senior secured term loan facility with Wilmington Savings Fund Society, FSB as agent, and Morgan Stanley Senior Funding Inc., as lender (the “MS Term Loan”) which replaced our existing term loan agreement dated July 12, 2013 (“Term Loan”) and provided us $4.1 million of additional liquidity.  The MS Term Loan also enabled us to make our November 17, 2014 Senior Notes interest payment of $10.9 million.  In addition, the lenders, under the Company’s existing Credit Agreement also agreed to amendments to the Credit Agreement which allowed us to enter into the MS Term Loan and provided for additional liquidity through a modification of excess availability thresholds.

After giving effect to the aforementioned market and business challenges as well as the sales opportunities that we believe exist, we have forecasted revenue and Adjusted EBITDA growth in 2015.  There can be no assurance that the actual demand for our commercial MSRs or commercial handguns will meet our internal forecast.  In addition, there can be no assurance that U.S. Government or international sales will take place as we have forecasted primarily due to a U.S. Government regulatory approval process which is difficult to predict.  As a result of these factors, and notwithstanding the additional cash we obtained from the MS Term Loan, risk exists with respect to us achieving our internally forecasted results and projected cash flows for the remainder of 2014 and 2015.  Absent achieving our internal forecast for the remainder of 2014 and 2015 and the successful execution of Management’s strategy, including addressing other long-term debt such as the Senior Notes, it is probable that we may not have sufficient cash and cash equivalents on-hand along with availability under our Credit Agreement, as amended, to be able to meet our obligations as they come due over the next 12 months, including our May 15, 2015 Senior Notes interest payment of $10.9 million.

As it is probable that we may not have sufficient liquidity to be able to make our May 15, 2015 Senior Notes interest payment without meeting our internal projections (including addressing our Senior Notes), our long-term debt has been classified as current in the consolidated balance sheet.  Currently we do not have sufficient funds to repay the debt upon an actual acceleration of maturity.  In the event of an accelerated maturity, our lenders may take actions to secure their position as creditors and mitigate their potential risks.  These events would adversely impact our liquidity.  These factors raise substantial doubt about our ability to continue as a going concern.

Overview of Our Business

We are one of the world’s oldest and most renowned designers, developers and manufacturers of firearms for military, personal defense and recreational purposes.  Our founder, Samuel Colt, patented the first commercially successful revolving cylinder firearm in 1836 and, in 1847, began supplying U.S. and international military customers with firearms that have set the standards of their era.  On July 12, 2013 (the “Merger Date”), we acquired 100% ownership (the “Merger”) of New Colt Holding Corp. (“New Colt”), a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers.  As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing us direct access to the commercial market for our rifles and carbines, ownership of the Colt brand name and other related trademarks and the technology and production facilities for the full line of Colt handguns. Today, our end customers encompass every segment of the worldwide firearms market, including U.S., Canadian and foreign military forces, global law enforcement and security agencies, consumers seeking personal protection, the hunting and sporting community and collectors.

From our inception and for over 175 years, we have distinguished our self by translating innovative military weapons into the most desired law enforcement, personal protection and recreational firearms. From the Model P “Peacemaker” revolver to the 1911 automatic pistol, the M16 rifle and the M4 carbine, “Colt” defines iconic firearms that first establish worldwide military standards and then become the guns every law enforcement officer and serious recreational shooter wants to own.  That Colt tradition continues to this day.  The Colt-designed M16 rifle and M4 carbine have served as the principal battle rifles of the U.S. Armed Forces for the last 50 years and are currently in military and law enforcement service in more than 80 countries around the world.  These Colt rifles created the consumer MSR market in the United States.  The Colt Close Quarter Battle Pistol, a 1911 derivative, was selected for acquisition by the U.S. Marine Corps in 2012, just following the 100th anniversary of the first government contract for the 1911 pistol, and is now a highly sought after handgun by commercial gun owners.

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

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2014%		September 29, 2013%		September 28, 2014%		September 29, 2013%
			(As Revised)	(As Revised)			(As Revised)	(As Revised)
Statement of Operations Data:
Net sales	$51,114	100.0%	$73,030	100.0%	$150,827	100.0%	$201,165	100.0%
Cost of sales	40,517	79.3%	58,487	80.1%	125,543	83.2%	149,642	74.4%
Gross profit	10,597	20.7%	14,543	19.9%	25,284	16.8%	51,523	25.6%

Selling and commissions	3,746	7.3%	4,064	5.6%	12,827	8.5%	10,398	5.2%
Research and development	1,250	2.4%	1,714	2.3%	3,885	2.6%	4,015	2.0%
General and administrative	4,088	8.0%	3,896	5.3%	11,798	7.8%	10,641	5.3%
Business development	—	0.0%	463	0.6%	509	0.3%	707	0.4%
Certain transaction costs	(12)	0.0%	461	0.6%	(12)	0.0%	877	0.4%
Gain on effective settlement of contract	—	0.0%	(15,264)	-20.9%	—	0.0%	(15,264)	-7.6%
Restructuring costs	—	0.0%	631	0.9%	(76)	-0.1%	631	0.3%
Total operating expenses	9,072	17.7%	(4,035)	-5.5%	28,931	19.2%	12,005	6.0%
Operating income	1,525	3.0%	18,578	25.4%	(3,647)	-2.4%	39,518	19.6%

Other expense (income)
Interest expense	7,904	15.5%	7,623	10.4%	23,447	15.5%	19,686	9.8%
Other expense (income), net	(55)	-0.1%	306	0.4%	(168)	-0.1%	(1,092)	-0.5%
Non operating expenses	7,849	15.4%	7,929	10.9%	23,279	15.4%	18,594	9.2%

Income (loss) before provision for income taxes	(6,324)	-12.4%	10,649	14.6%	(26,926)	-17.9%	20,924	10.4%
Income tax expense (benefit)	1,510	3.0%	(208)	-0.3%	1,443	1.0%	551	0.3%
Net income (loss)	$(7,834)	-15.3%	$10,857	14.9%	$(28,369)	-18.8%	$20,373	10.1%

Three and Nine Months Ended September 28, 2014 Compared to the Three and Nine Months Ended September 29, 2013, as revised.

On the Merger Date, we acquired 100% ownership of New Colt, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Net Sales

The following table shows net sales for the three months and nine months ended September 28, 2014 and September 29, 2013, as revised, respectively, by product category ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
		(As Revised)	(As Revised)		(As Revised)	(As Revised)
Long guns	$23,490	$48,749	-51.8%	$63,797	$154,626	-58.7%
Handguns	15,651	12,486	25.3%	49,541	15,007	230.1%
Spares and other	11,973	11,795	1.5%	37,489	31,532	18.9%
Total	$51,114	$73,030	-30.0%	$150,827	$201,165	-25.0%

Net sales for the three months ended September 28, 2014 were $51.1 million compared to $73.0 million for the three months ended September 29, 2013, as revised. The decrease of $21.9 million, or 30.0%, was primarily due to lower sales of long guns, spares and other partially offset by increases in handgun sales due to the acquisition of New Colt.  Sales in the third quarter of 2014 decreased when compared to the third quarter of 2013 due to $18.1 million lower commercial and law enforcement rifle sales related to the continued softness in the MSR market, a decrease in direct foreign sales of $5.7 million partially associated with the non-recurrence of a large international sale in 2013 and a decrease in U.S. government sales of $1.6 million primarily related to the timing of the fulfillment of certain U.S. government contracts.  These decreases were partially offset by an increase of $3.7 million of commercial handguns related to the acquisition of New Colt.  The New Colt acquisition provided $16.7 million of incremental sales to Colt Defense sales, in the third quarter of 2014.  Without the impact of the New Colt acquisition, our third quarter sales would have been $34.4 million.

Net sales for the nine months ended September 28, 2014 were $150.8 million compared to $201.2 million for the nine months ended September 29, 2013.  The decrease of $50.4 million, or 25.0% was due to lower sales of long guns partially offset by increases in spares and other and increases in handgun sales due to the acquisition of New Colt.  Sales for the nine months ended September 28, 2014 decreased compared to the nine months ended September 28, 2013 due to $48.3 million lower commercial and law enforcement rifle sales related to the continued softness of the MSR market, a decrease in direct foreign sales of $32.2 million partially associated with the non-recurrence of a large discrete international rifle sale in 2013 and a decrease in US government sales of $8.9 million primarily related to the timing of the fulfillment of certain U.S. government contracts.  These decreases were partially offset by an increase of $37.5 million of commercial handguns related to the acquisition of New Colt and an increase in spares and other of $6.0 million primarily related to an overall increase in international rifle kits sold in 2014.

Cost of Sales/Gross Profit

Cost of sales for the three months ended September 28, 2014 was $40.5 million compared to $58.5 million for the three months ended September 29, 2013.  Without the acquisition of New Colt, cost of sales for the third quarter of 2014 would have been $27.8 million, or a decrease of $30.7 million. Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin, as a percentage of sales, for the period increased from 19.9% for the three months ended September 29, 2013 to 20.7% for the three months ended September 28, 2014.  The primary reason for the increase in the gross margin percentage was a decrease in other manufacturing costs between periods due to inventory adjustments in 2013 partially offset by under absorption adjustments in 2014, decreased international sales of $5.3 million, which historically have had higher margins than domestic sales, decreased demand for commercial and law enforcement rifles of $19.5 million and additional M240 contract obligation expenses of $1.7 million (See Note 17, “Commitments and Contingencies”).

Cost of sales for the nine months ended September 28, 2014 was $125.5 million compared to $149.6 million for the nine months ended September 29, 2013.  Without the acquisition of New Colt, cost of sales for the first nine months of 2014 would have been $85.0 million, or a decrease of $64.6 million.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin for the period decreased from 25.6% in the comparable period of 2013 to 16.8%.  The decline in gross margin was primarily driven by an $11.2 million increase in under absorption related to declines in production, a $22.8 million decrease in international sales, which historically have had higher margins than domestic sales, partially offset by lower inventory, material and scrap adjustments between periods.

Selling and Commissions Expense

For the three months ended September 28, 2014, selling and commission expenses were $3.7 million compared to $4.1 million for the same period in 2013. The decrease of $0.4 million, or 7.8%, was primarily due to lower sales for the three months ended September 28, 2014, which was partially offset by an increase due to the acquisition of New Colt.  Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most commercial law enforcement rifle sales, which generally are a percentage of the selling price.

For the nine months ended September 28, 2014, selling and commission expenses were $12.8 million compared to $10.4 million for the same period in 2013. The increase of $2.4 million, or 23.1%, was primarily due to the acquisition of New Colt, partially offset by lower sales for the nine months ended September 28, 2014.  Selling expense consists primarily of compensation, advertising, promotions, travel, trade shows, consulting fees and marketing materials. In addition, we pay commissions to independent foreign sales representatives on certain direct foreign sales and to domestic representatives on most commercial law enforcement rifle sales, which generally are a percentage of the selling price.

Research and Development

Research and development expense for the three months ended September 28, 2014 was $1.3 million compared to $1.7 million for the three months ended September 29, 2013. The $0.4 million decrease, or 27.1%, was primarily due to the reduced spend year over year at our Canadian facility.  Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services.

Research and development expense for the nine months ended September 28, 2014 was $3.9 million compared to $4.0 million for the nine months ended September 29, 2013. The $0.1 million decrease, or 3.2%, was primarily due to reduced spend year over year at our Canadian facility partially offset by increased engineering costs related to our acquisition of New Colt.  Research and development expenses consist primarily of compensation and benefit expenses and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products as well as expenses for outside engineering services.

General and Administrative Expense

General and administrative expense for the three months ended September 28, 2014 was $4.1 million compared to $3.9 million for the three months ended September 29. 2013.  The $0.2 million increase, or 4.9%, was primarily due to higher audit, tax and other professional fees due to the acquisition of New Colt.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales.

General and administrative expense for the nine months ended September 28, 2014 was $11.8 million compared to $10.6 million for the nine months ended September 29. 2013.  The $1.2 million increase, or 10.9%, was primarily due to higher audit, tax and other professional fees due to the acquisition of New Colt.  General and administrative expense consists of compensation and benefits, professional services and other general office administration expenses.  These costs do not change proportionately with changes in sales.

Business Development Expenses

Business development expense for the three months ended September 28, 2014 was $0.0 million compared to $0.5 million for the three months ended September 29, 2013.  The $0.5 million decrease, was primarily due to decreased outside professional service fees associated with our strategic initiatives relative to the comparable prior year period.

Business development expense for the nine months ended September 28, 2014 was $0.5 million compared to $0.7 million for the nine months ended September 29, 2013.  The $0.2 million decrease, or 28.0%, was primarily related to professional fees incurred in the first quarter of 2014 related to strategic initiatives relative to the comparable prior year period.

Certain Transaction Costs

Certain transaction costs expense for the three months ended September 28, 2014 was $0.0 million compared to $0.5 million for the three months ended September 29, 2013.  The decrease of $0.5 million, or 100%, is primarily related to the absence of Merger related costs in the current period relative to the comparable prior year period.

Certain transaction costs expense for the nine months ended September 28, 2014 was $0.0 million compared to $0.9 million for the nine months ended September 29, 2013.  The decrease of $0.9 million, or 100%, is primarily related to the absence of Merger related costs in the current period relative to the comparable prior year period.

Restructuring Costs

Restructuring costs for the three months ended September 28, 2014 and September 29, 2013, was $0.0 million and $0.6 million.

Restructuring costs for the nine months ended September 28, 2014 was ($0.1) million compared to $0.6 million for the nine months ended September 29, 2013.  The $0.1 million benefit in the current period is related to a reversal of a severance related restructuring expense recorded in the prior year.

Interest Expense

Interest expense for the three months ended September 28, 2014 was $7.9 million compared to $7.6 million for the three months ended September 29, 2013.  The increase of $0.3 million, or 3.7%, was primarily due to incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt and increased interest expense related to the our credit agreement.

Interest expense for the nine months ended September 28, 2014 was $23.4 million compared to $19.7 million for the nine months ended September 29, 2013.  The increase of $3.8 million, or 19.1%, was primarily due to incremental interest expense on the Term Loan, which partially funded the acquisition of New Colt.

Other Expense (Income), net

Other income for the three months ended September 28, 2014 was ($0.1) million compared to $0.3 million for the three months ended September 29, 2013. The decrease of $0.4 million was primarily driven by a $0.3 million lease buyout expense in 2013 related to the acquisition of New Colt that did not recur in 2014.

Other income for the nine months ended September 28, 2014 was ($0.2) million compared to ($1.1) million for the nine months ended September 28, 2014.  The decrease of $0.9 million, or 81.8%, was primarily related to a $1.0 million decrease in service income as a result of the acquisition of New Colt.

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

As a result of the Merger, effective July 12, 2013, Colt Defense owns 100% of New Colt.  Effective as of January 1, 2014, Colt affected a restructuring whereby Colt Defense and New Colt contributed their assets and operations to Colt’s Manufacturing.  The contribution created a combined operating entity for our U.S. based operations.  Therefore, effective January 1, 2014, Colt Defense owned 100% of Colt Finance, New Colt (a C corporation) and CDTS.  Colt Defense and New Colt collectively own 100% of Colt’s Manufacturing as a result of the legal entity restructuring.

During the three months ended September 28, 2014 Colt International recognized an income tax expense and deferred tax liability of $1,369 on the undistributed earnings of Colt Canada due to the fact that management no longer considers Colt Canada’s earnings permanently reinvested due to our current liquidity position (see Note 9 “Liquidity”).  If we repatriate cash and cash equivalents from Canada to the U.S, based on our current legal entity structure, we would not be required to accrue and pay U.S. income taxes.  Out cost of repatriation would be in the form of a 5% withholding tax which Colt Canada is required to withhold on dividends when declared and paid to Colt International under the terms of the treaty between Canada and the Netherlands.  There is no further income or withholding tax on dividends when declared and paid to Colt Defense.

For the nine months ended September 28, 2014, Colt International recorded an income tax expense of $1.4 million on the undistributed earnings of Colt Canada.  For the nine months ended September 29, 2013, Colt International and Colt Canada recorded an income tax expense of $0.3 million and $0.4 million respectively and New Colt recorded an income tax benefit of $0.2 million for a consolidated tax expense of $0.6 million.  Tax benefits recorded in the nine months ended September 28, 2014 are attributable to operating losses recorded by us.

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

Going Concern

During the third quarter of 2014, we faced increasing liquidity challenges as a result of several recent business trends impacting our current and forecasted revenues and cash flows.  These trends included the continued decline in market demand for our commercial MSR, recent declines in demand for our commercial handguns, and delays in anticipated timing of U.S. Government and certain international sales.  As a result, we expect to report lower revenues and Adjusted EBITDA for the year-ended December 31, 2014 than we had previously forecasted.  These trends are expected to continue to put pressure on our liquidity for the foreseeable future.

Management’s plan to mitigate the business risk associated with our increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize our performance and reduce costs, (iii) managing inventory levels for positive cash flow by focusing the production schedule on our backlog of firm commitments, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales, and (v) seeking ways to restructure our Senior Notes to reduce overall debt service costs.

As announced in our Form 12b-25 filed on November 12, 2014, there was uncertainty about whether we would have the cash necessary to pay our November 17, 2014 Senior Notes interest payment. On November 17, 2014 we entered into the MS Term Loan, a $70.0 million senior secured term loan facility with Wilmington Savings Fund Society, FSB as agent, and Morgan Stanley Senior Funding Inc., as lender, which replaced our existing Term Loan agreement and provided us $4.1 million of additional liquidity.  The MS Term Loan also enabled us to make our November 17, 2014 Senior Notes interest payment of $10.9 million.  In addition, the lenders, under our existing Credit Agreement also agreed to amendments to the Credit Agreement which allowed us to enter into the MS Term Loan and provided for additional liquidity through a modification of excess availability thresholds.

After giving effect to the aforementioned market and business challenges as well as the sales opportunities that we believe exist, we have forecasted revenue and Adjusted EBITDA growth in 2015.   There can be no assurance that the actual demand for our commercial MSRs or commercial handguns will meet our internal forecast.  In addition, there can be no assurance that U.S. Government or international sales will take place as we have forecasted primarily due to a U.S. Government regulatory approval process which is difficult to predict.  As a result of these factors, and notwithstanding the additional cash we obtained from the MS Term Loan, risk exists with respect to us achieving our internally forecasted results and projected cash flows for the remainder of 2014 and 2015.  Absent achieving our internal forecast for the remainder of 2014 and 2015 and the successful execution of Management’s strategy, including addressing other long-term debt such as the Senior Notes, it is probable that we may not have sufficient cash and cash equivalents on-hand along with availability under our Credit Agreement, as amended, to be able to meet our obligations as they come due over the next 12 months, including our May 15, 2015 Senior Notes interest payment of $10.9 million.

As it is probable that we may not have sufficient liquidity to be able to make our May 15, 2015 Senior Notes interest payment without meeting our internal projections (including addressing our Senior Notes), our long-term debt has been classified as current in the consolidated balance sheet.  Currently we do not have sufficient funds to repay the debt upon an actual acceleration of maturity.  In the event of an accelerated maturity, our lenders may take actions to secure their position as creditors and mitigate their potential risks.  These events would adversely impact our liquidity.  These factors raise substantial doubt about our ability to continue as a going concern.

The MS Term Loan and Credit Agreement contain a covenant requiring us to deliver audited financial statements within 90 days following each fiscal year, together with an audit opinion that does not contain a “going concern” explanatory paragraph.  We will be re-filing under current date our 2013 Form 10-K/A sometime before December 31, 2014 in response to United States Security and Exchange Commission (“SEC”) comments on the 2013 10-K.  The SEC comments primarily relate to the inclusion of certain certifications under Section 906 of Sarbanes-Oxley and do not require any changes to the financial statements for the year-ended December 31, 2013, as restated.  In connection with our response to these comments and the re-filing of the 2013 Form 10-K/A, management expects our independent registered public accounting firm will issue an audit report that contains a “going concern” explanatory paragraph.  We are in discussions with, and expect to receive a waiver from, each of our lenders in connection with the re-filing of the 2013 Form 10-K/A.

The $70.0 million of proceeds from the MS Term Loan were disbursed as follows: $53.0 million for the repayment of the existing Term Loan principal, interest and premium, $10.9 million for our Senior Notes interest payment paid on November 17, 2014, $2.0 million for fees and expenses associated with the MS Term Loan and $4.1 million of net proceeds remitted to Colt.

As of September 28, 2014 we had $4.0 million of cash and cash equivalents and $2.1 million of availability under our Credit Agreement.  As of November 20, 2014 we had $8.2 million of cash and cash equivalents and $2.5 million of availability under our Credit Agreement (see Note 10 “Notes Payable and Long-Term Debt”).

Our foreign and domestic cash and cash equivalents as of September 28, 2014 and December 31, 2013, respectively, are as follows (in thousands):

	September 28, 2014	December 31, 2013
United States (1)	$2,029	$8,363
Canada (2)	1,911	4,213
Netherlands (3)	23	18
Total cash and cash equivalents	$3,963	$12,594

(1)         United States includes the following legal entities:  Colt Defense LLC, New Colt Holding Corp., Colt’s Manufacturing Company LLC and Colt Defense Technical Services LLC

(2)         Canada includes the following legal entity: Colt Canada Corporation

(3)         Netherlands includes the following legal entity: Colt International Coöperatief U.A.

Due to our current liquidity situation, during the three months ended September 28, 2014 Colt International recorded a deferred tax liability of $1.4 million on the undistributed earnings from Colt Canada given that management no longer consider Colt Canada’s earnings permanently reinvested.

If we repatriated cash and cash equivalents, based on our current legal entity structure as described in the accompanying financial statements under Note 1 Nature of Business, we would not be required to accrue and pay U.S. income taxes to repatriate these funds.  Our cost of repatriation would be in the form of a 5% withholding tax which Colt Canada is required to withhold on dividends when declared and paid to Colt International under the terms of the treaty between Canada and the Netherlands.  There is no further income or withholding tax on dividends when declared and paid to Colt Defense.

We amended our Credit Agreement in November 2014 to lower the minimum excess availability threshold from $11.0 million to $7.5 million, giving us an additional $3.5 million of borrowing capacity.  As of November 20, 2014 our borrowing availability (above the excess availability threshold) under our Credit Agreement with Wells Fargo Capital Finance, LLC (“WFCF”) was $2.5 million.  In addition, as of November 20, 2014 we had cash and cash equivalents on-hand of $8.2 million, of which $2.9 million is located at Colt Canada and would be subject to a 5% withholding tax if repatriated.

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

The Credit Agreement limits our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below a specified level. Excess availability is determined as the lesser of our borrowing base or $50.0 million, reduced by outstanding obligations under the Credit Agreement and trade payables that are more than 60 days past due. Our available borrowing capacity as of September 28, 2014 was $2.1 million, which is the amount above the excess availability threshold. The Credit Agreement had an excess availability threshold of $11.0 million as of September 28, 2014, which was lowered to $7.5 million in November 2014. If excess availability is below $7.5 million, we would be required to be in compliance with a fixed charge coverage ratio, as defined in the Credit Agreement (“WFCF FCCR”).  If we are not in compliance with the WFCF FCCR and below $7.5 million in excess availability, we would not be able to borrow additional amounts under the Credit Agreement. In addition, if excess availability falls below $7.5 million or an event of default occurs, we would be required to provide WFCF with more frequent compliance reporting and WFCF may also assume certain other contractual privileges.  The Credit Agreement also contains customary events of default including, but not limited to, no material litigation or defaults under material contracts and no material adverse change. In connection with any borrowing requests, management must certify, among other things, to no default or event of default.

As of September 28, 2014, there were revolving loans of $13.0 million outstanding and $3.9 million of letters of credit outstanding under the Credit Agreement.  As of December 31, 2013 there were revolving loans of $7.1 million outstanding and $3.5 million of letters of credit outstanding under the Credit Agreement.  As of November 21, 2014, there were revolving loans of $16.1 million and $3.8 million of letters of credit outstanding under the credit agreement.

As of September 28, 2014 and December 31, 2013, we were in compliance with all of the Credit Agreement covenants and restrictions, as amended, and we monitor our future compliance based on current and anticipated financial results. The WFCF FCCR for four consecutive quarters may not be less than 1.00:1.00.  As of September 28, 2014 and December 31, 2013 our availability was in excess of $11.0 million and therefore the WFCF FCCR was not in effect.  If it had been in effect, the calculated WFCF FCCR for the four quarters ended September 28, 2014 and December 31, 2013 would have been 0.77:1.00 and 1.54:1.00, respectively.

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, Wells Fargo Capital Finance, LLC (“WFCF”), under the Credit Agreement, consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 14, “Accumulated Deficit” in this Form 10-Q.

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

On November 12, 2014, we entered into Amendment No. 6 to the Credit Agreement, whereby WFCF consented to extending the delivery date to November 21, 2014 of our obligation to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

On November 17, 2014, we entered into amendment No. 7 to the Credit Agreement, whereby WFCF consented to amendments to the Credit Agreement necessary for us to enter into the MS Term Loan.  These amendments include, among other things, (i) reducing the Senior Secured revolving loan availability from $50.0 million to $33.0 million and, (ii) incorporating a minimum $7.5 million excess availability threshold for borrowers.

On November 21, 2014, we entered into Amendment No. 8 to the Credit Agreement, whereby, WFCF consented to extending the delivery date to November 26, 2014, for us to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

Senior Notes

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

In accordance with Rule 3-10(f) of SEC Regulation S-X, the Company and Colt Finance Corp., co-issuers of the Senior Notes, are not presenting condensed consolidating guarantor financial statements as Colt Defense LLC and Colt Finance Corp. have no independent assets or operations. All of the Company’s subsidiaries are 100% owned and have guaranteed the Company’s Senior Notes; and all of the guarantees are full, unconditional, joint and several.

Term Loan

On July 12, 2013, in connection with the Merger, we entered into the Term Loan (“Term Loan”), which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, our obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in our intellectual property and a second priority security interest in substantially all other assets.  The Term Loan was issued at a discount of $2.3 million from its principal value of $50.0 million. We also incurred $2.1 million in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness.

On March 31, 2014 (second quarter of 2014) and June 29, 2014 (third quarter of 2014), we made Term Loan principal installment payments of $0.6 million and interest payments of $1.3 million, respectively.  On September 30, 2014 (third quarter of 2014), we made a Term Loan interest payment of $1.3 million.

On August 6, 2014, we entered into Amendment No. 1 to the Term Loan (the “Term Loan Amendment”).  Absent an amendment to the Term Loan, we would have been in violation of certain of its financial covenants as of June 29, 2014.  The Term Loan Amendment is discussed in more detail in the following paragraph.

The Term Loan Amendment, provided that, (i) the financial covenants were eliminated for the rolling four quarter periods ended June 29, 2014 and September 28, 2014 and modified for the rolling four quarter period ended December 31, 2014, (ii) we were granted the option to not pay principal installment payments of $1.9 million due on September 30, 2014, December 31, 2014 and March 31, 2015, (iii) the applicable prepayment premium was increased from 2% to 6% of the outstanding principal balance of the Term Loan, (iv) the date of the applicable prepayment determination was extended to July 31, 2016 and (v) we were granted a 30 day extension to deliver financial information to the Term Loan lenders to allow for completion of the restatement of our 2013 10-K (see Note 2. Summary of Significant Accounting Policies).  Additionally, we agreed to pay an amendment fee of $0.5 million that will be capitalized and paid-in-kind by being added to the outstanding principal balance of the Term Loan.

The Term Loan Amendment fee of $0.5 million, along with Term Loan lenders legal fees to be paid by us in conjunction with the Term Loan Amendment, were recorded as additional debt discount in the third quarter of 2014 and amortized as interest expense over the remaining term of the Term Loan.  We expensed costs incurred by us in conjunction with the Term Loan Amendment in the third quarter of 2014.  We elected not to pay the principal installment payment due on September 30, 2014.

We were in compliance with our Term Loan covenants, as amended, as of September 28, 2014 (pursuant to the Term Loan Amendment we were not required to satisfy any particular financial covenant levels for the quarter ending September 28, 2014 other than with respect to the maximum allowed capital expenditures) and December 31, 2013.

As of September 28, 2014 and December 31, 2013, we were subject to four financial covenants as defined in the Term Loan agreement: (i) minimum EBITDA (“Minimum EBITDA”), (ii) fixed charge coverage ratio (“FCCR”), (iii) secured coverage ratio (“Secured Coverage Ratio”) and (iv) capital expenditures (“Capital Expenditures”).  Prior to Amendment No. 1, the required Minimum EBITDA for the four quarters ended September 28, 2014 and December 31, 2013 was $40.0 million.  Actual Minimum EBITDA for the four quarters ended September 28, 2014 and December 31, 2013 was $31.8 million and $63.3 million, respectively.  Amendment No. 1 eliminated the Minimum EBITDA covenant for the four quarters ended September 28, 2014.  Prior to Amendment No. 1, the required FCCR for the four quarters ended September 28, 2014 and December 31, 2013 was a minimum of 0.90:1.00.  The actual FCCR for the four quarters ended September 28, 2014 and December 31, 2013 was 0.75:1.00 and 1.21:1.00, respectively.  Amendment No. 1 eliminated the FCCR covenant for the four quarters ended September 28, 2014.  Prior to Amendment No. 1, the required Secured Coverage Ratio for the four quarters ended September 28, 2014 and December 31, 2013 was a ratio not greater than 1.20:1.00.  The actual Secured Coverage Ratio for the four quarters ended September 28, 2014 and December 31, 2013 was 2.02:1.00 and 0.89:1.00, respectively. Amendment No. 1 eliminated the Secured Leverage Ratio covenant for the four quarters ended September 28, 2014.  The maximum allowed Capital Expenditures for the four quarters ended September 28, 2014 and December 31, 2013 is $12.0 million.  The actual Capital Expenditures for the four quarters ended September 28, 2014 and December 31, 2013 were $3.7 million and $8.6 million, respectively.  Amendment No. 1 did not modify the Capital Expenditure covenant.

The Term Loan agreement also contained non-financial covenants and other restrictions which limit our ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than member distributions to support our member related taxes) enter into a merger and acquire or sell assets.

On November 12, 2014, we entered into Amendment No. 2 to the Term Loan, whereby the Term Loan lenders consented to extending the delivery date to November 21, 2014 of our obligation to deliver financial statements for the month and fiscal quarter ended September 28, 2014.

We repaid the Term Loan on November 17, 2014.

MS Term Loan

On November 17, 2014, we entered into the MS Term Loan, a $70.0 million senior secured term loan facility with Wilmington Savings Fund, FSB, and Morgan Stanley Senior Funding Inc., as lender, which replaced our Term Loan.  As the existing Term Loan agreement did not permit pre-payment, we agreed with the existing Term Loan lenders to pay a premium of $4.3 million in addition to the principal and interest balances outstanding.  As a result of us entering into the MS Term Loan which replaced our existing Term Loan, the Term Loan has been reflected as a current liability as of September 28, 2014, in the consolidated balance sheet. The credit agreement governing the MS Term Loan (i) does not contain financial covenants or amortization provisions similar to those provisions in the Company’s existing Term Loan agreement; (ii) provides for the accrual of interest on an 8% cash and 2% payment-in-kind basis; and (iii) will mature no later than August 15, 2018 subject to the satisfaction of certain conditions.

Cash Flows

At September 28, 2014, we had cash and cash equivalents totaling $4.0 million and availability under our Credit Agreement of $2.1 million.  On November 20, 2014, we had cash and cash equivalents totaling $8.2 million and availability under our Credit Agreement of $2.5 million.  Our existing cash balances, Credit Agreement availability and forecasted operating cash flows are not expected to be sufficient to meet our obligations for the next twelve months.

The following table sets forth our consolidated cash flows for the nine months ended September 28, 2014 and September 29, 2013, respectively (dollars in millions):

	Nine Months Ended
	September 28, 2014	September 29, 2013
		(As Revised)
Cash used in operating activities	$(10.7)	$11.3
Cash used in investing activities	(1.7)	(66.5)
Cash used in financing activities	3.9	33.8

Cash Flows Used in Operating Activities

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

Net cash used in operating activities for the nine months ended September 28, 2014 was $10.7 million, compared to net cash provided by operating activities of $11.3 million for the nine months ended September 29, 2013, as revised.  We had a net loss of $28.4 million in the first nine months of 2014 compared to net income of $20.4 million in the first nine months of 2013.  Our $28.4 million net loss in the first nine months of 2014 is primarily a result of the continued decline in market demand for commercial MSR’s and the timing of certain international sales when compared to the first nine months of 2013.

During the first nine months of 2014, changes in operating assets and liabilities were a $6.7 million source of cash compared to a $0.1 million source of cash for the same period in 2013.  In 2014, accounts receivable decreased by $7.5 million, primarily due to lower sales. Prepaid expenses and other current assets decreased by $2.9 million primarily related to decreases in prepaid insurance and other accounts receivable.  Accounts payable and accrued expenses increased by $7.8 million in 2014 primarily due increased accounts payable as a result of delays in payments as a result of our current liquidity constraints and accrued interest related to the timing of interest payments.  These sources of cash were partially offset by reduced accrued compensation and benefits primarily related to suspension of bonus accruals and lower accrued excise taxes related to reduced commercial sales.  In 2014, inventories increased by $10.0 million due to softness in the commercial MSR market and increased inventory levels necessary to support U.S. Government contracts and delays in shipping international sales orders related to regulatory approvals.

During the first nine months of 2013, changes in operating assets and liabilities were a $0.1 million source of cash.  Inventory grew by $17.5 million to support increased production volume and a larger number of models.  Accounts payable and accrued expenses increased by $16.0 million in 2013. Accounts payable increased $10.2 million to support increased production levels. Accrued expenses increased $6.3 million due to the timing of our semi-annual interest payments on the Senior Notes and the incremental accrued interest on the Term Loan and $5.4 million related to a contract obligation. These increases were partially offset by lower accrued taxes. Accounts receivable were a $3.0 million source of funds primarily due to customer mix and the timing of shipments within the third quarter of 2013 compared to the fourth quarter of 2012. This was partially offset by a $0.9 million use of cash to fund pension and post-retirement liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.7 million for the first nine months of 2014 and $66.5 million for the first nine months of 2013.  In the first nine months of 2014, cash was used for capital expenditures related to capacity expansion.  In the first nine months of 2013, we used $59.5 million, net of cash acquired, to fund the acquisition of New Colt.  Capital expenditures for the nine months ended September 29, 2013 were $6.6 million and was primarily related to new product production and capacity expansion.

Cash Flows Used in Financing Activities

Net cash from financing activities in the first nine months of 2014 was $3.9 million.  Our net borrowings on our line of credit for the period were $5.9 million, we used $1.3 million to make a schedule repayment of our Term Loan and we used $0.7 million to fund distributions to our members.

In the first nine months of 2013, the Term Loan, net of debt discount, was a $47.7 million source of funds. The Term Loan proceeds were combined with $5.0 million from the issuance and sale of Colt Defense common units, net of reinvested consideration proceeds, to partially fund the acquisition of New Colt. These sources of funds were partially offset by a $14.0 million use of cash to repurchase all of our common units previously held by the Blackstone Funds. In addition, we paid $2.0 million of debt issuance costs related to the Term Loan.

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

Backlog

Because a substantial portion of our business is of a build-to-order nature, we generally have a significant backlog of orders to be shipped. Our backlog decreased from $206.9 million at December 31, 2013 to $172.1 million at September 28, 2014. The decrease was primarily driven by decreased orders from our international customers, domestic orders for commercial handguns and commercial rifles partially offset by increased U.S government spare orders.  When factoring the commercial component of purchase orders into our backlog analysis, we only include orders that are scheduled to ship in the next six months in our backlog.  Commercial orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease.

Recent Accounting Pronouncements

Revenue from Contracts with Customers - In May 2014, the FASB issued ASU No. 2014-09, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of the standard on our ongoing financial reporting.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted.  We have adopted ASU 2013-11 in the first quarter of 2014.

Critical Accounting Policies and Estimates

The preparations of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We reaffirm the significant accounting policies as disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on September 12, 2014.

Contractual Obligations

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract is in effect from April 1, 2014 through March 31, 2019.

As of September 28, 2014, there have been no other material changes to our contractual obligations outside the ordinary course of our business since December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposure

We are subject to foreign currency exchange risks relating to receipts from customers, payments to suppliers and some intercompany transactions.  As a matter of policy, we do not engage in currency speculation and therefore, we have no derivative financial instruments to hedge this exposure.  In our consolidated statements of operations, we had de minimis foreign currency gain for the nine months ended September 28, 2014 and $0.1 million of foreign currency gain for the nine months ended September 29, 2013.  The foreign currency amounts reported in the consolidated statement of operations may change materially should our international business continue to grow or if changes in the Canadian dollar or Euro versus the U.S. dollar fluctuate materially.

Interest Rate Exposures

Our debt portfolio consists of the fixed rate Senior Notes, the variable rate Term Loan and the variable rate Credit Agreement.  At September 28, 2014, there was $13.0 million outstanding under the Credit Agreement and $48.0 million owed on the Term Loan.  Our exposure to market risk for changes in interest rates relates to variable rate advances on the Credit Agreement and the variable rate Term Loan outstanding balance. We do not have any derivative financial instruments to hedge this exposure. At September 28, 2014, a hypothetical 100 basis point increase in the third quarter variable rate on the Credit Agreement advances and the Term Loan outstanding balance would have increased our interest expense by $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer, Chief Financial Officer and Corporate Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were ineffective because of the material weakness in our internal control over financial reporting described below.

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

•                  Reviewing all M240 Program contract amendments to ensure all material accounting considerations have been addressed; and

•                  Reviewing non-M240 Program material contracts and material contract amendments to ensure all material accounting considerations have been addressed; and

•                  Instituting additional training programs for accounting personnel.

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

Changes in Internal Control OverFinancial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                Risk Factors

Our financial statements are presented on a going concern basis. Our current financial condition raises substantial doubt regarding our ability to continue as a going concern.

Our financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced liquidity challenges as a result of several business trends, including the continued decline in market demand for the Company’s commercial modern sporting rifle (“MSR”), recent declines in demand for the Company’s commercial handguns, and delays in anticipated timing of U.S. Government and certain international sales. There can be no assurance that these business trends will not continue to adversely impact our operations. These factors materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations. We are currently in compliance with financial and other covenants contained our existing debt agreements, but we may not be in continued compliance with other covenants in the future. Our inability to comply with our loan covenants, obtain waivers of non-compliance, restructure our debt or refinance our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be dependent upon our ability to complete asset sales, restructure or refinance existing debt, obtain modifications or waivers of our loan covenants or other actions. There can be no assurance of our success in these efforts. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets. See Note 1 “Nature of Business.”

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

10.1                                                                        Senior Secured Term Loan Facility dated November 17, 2014.

10.2                                                                        Amendment No. 6 to the Credit Agreement dated November 12, 2014.

10.3                                                                        Amendment No. 7 to Credit Agreement dated November 17, 2014.

10.4                                                                        Amendment No. 3 to the Credit Agreement dated November 17, 2014.

10.5                                                                        Amendment No. 2 to the Term Loan agreement dated November 12, 2014.

31.1                                                                        Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2                                                                        Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3                                                                        Certification of Kevin G. Green pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                                                                        Certification of Dennis R. Veilleux and Scott B. Flaherty pursuant to 18 U.S.C. Section 1350.

101.INS                                                   XBRL Instance Document

101.SCH                                              XBRL Taxonomy Extension Schema Document

101.CAL                                              XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF                                                XBRL Taxonomy Extension Definition Linkbase Document

101.LAB                                              XBRL Taxonomy Extension Label Linkbase Document

101.PRE                                                XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibits List:

*                                         Filed electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2014 and September 29, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 28, 2014 and September 29, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 25th day of November, 2014.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer