Form 10-Q/A
period 2014-09-28
Colt Defense LLC; Colt Finance Corp.
filed 2014-12-03
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the Registrant’s common stock as of December 2, 2014 was none.

EXPLANATORY NOTE

(amounts in thousands)

Revision of Previously Issued Consolidated Financial Statements

In this amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 (“Quarterly Report”) we are revising our previously issued consolidated statement of changes in cash flows.  The revision is the result of the correction of a typographical error in the consolidated statement of changes in cash flows for the period ended September 28, 2014 net cash (used in)/provided by operating activities.  Previously the net cash (used in)/provided by operating activities was reported as $10,745 which has been corrected to ($10,745) for the omission of the brackets.  This typographical error did not impact the Registrant’s interactive data file filed with the Quarterly Report.

Except as described above, this amended Quarterly Report does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing.  As such, this amended Quarterly Report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events.

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

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
	(As Revised)	(As Revised)
Operating Activities
Net income (loss)	$(28,369)	$20,373
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,086	4,294
Amortization of financing fees	1,788	1,403
Amortization of debt discount	947	486
Postretirement health plan curtailment	(98)	—
Deferred income taxes	1,239	(196)
Gain on sale/disposals of fixed assets	—	(15,264)
Other non-cash items	—	110
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7,464	2,954
Inventories	(10,034)	(17,514)
Prepaid expenses and other current assets	2,904	(243)
Accounts payable and accrued expenses	7,812	16,014
Accrued pension and retirement liabilities	(214)	(877)
Customer advances and deferred income	(3,732)	(726)
Other	2,462	531
Net cash (used in)/provided by operating activities	(10,745)	11,345
Investing Activities
Purchases of property and equipment	(1,710)	(6,615)
Business acquisition, net of cash acquired and reinvested Merger consideration	—	(59,488)
Change in restricted cash	—	(355)
Net cash used in investing activities	(1,710)	(66,458)
Financing Activities
Debt issuance costs	(56)	(1,961)
Repayments of long-term debt	(1,250)	—
Term Loan Borrowings	—	47,742
Line of credit advances	13,500	(6)
Line of credit repayments	(7,583)	—
Capital lease obligation repayment	—	(393)
Proceeds from issuance of common units, net of reinvested consideration proceeds	—	5,000
Purchase of common units	—	(14,000)
Distributions paid to members	(683)	(2,557)
Net cash provided by financing activities	3,928	33,825
Effect of exchange rates on cash and cash equivalents	(104)	(478)
Change in cash and cash equivalents	(8,631)	(21,766)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$3,963	$20,607
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,031	$11,503
Cash paid for income taxes	726	1,354
Non-cash consideration for sale of equipment	—	7
Accrued purchases of fixed assets	156	9
Accrued distribution to members	—	4,948

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

The Company amended its Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 to revise the previously issued consolidated statement of changes in cash flows.  The revision is the result of the correction of a typographical error in the consolidated statement of changes in cash flows for the period ended September 28, 2014 net cash (used in)/provided by operating activities.  Previously the net cash (used in)/provided by operating activities was reported as $10,745 which the Company has corrected to ($10,745) for the omission of the brackets.

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

10.5                                                                        Amendment No. 2 to the Term Loan agreement dated November 12, 2014.

31.1                                                                        Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2                                                                        Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.3                                                                        Certification of Kevin G. Green pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                                                                        Certification of Dennis R. Veilleux and Scott B. Flaherty pursuant to 18 U.S.C. Section 1350.*

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

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 2nd day of December, 2014.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer