Form 10-K/A
period 2013-12-31
Colt Defense LLC; Colt Finance Corp.
filed 2015-05-07
CIK 1508677, 1512369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No ☒

Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of May 7, 2015: None.

Documents incorporated by reference: None

EXPLANATORY NOTE

Amendment No. 1 - Restatement of Previously Issued Consolidated Financial Statements (filed September 15, 2014)

In our prior amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 (Form 10-K/A #1) we restated our previously issued consolidated financial statements for the year ended December 31, 2013, (the “Restated Period”).  We also restated the Selected Financial Data in Item 6 for fiscal 2013.  The restatement was the result of our correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 machine gun program (the “M240 Program”) for the U.S. Government in the Company’s fourth quarter 2013 results.  We assessed the impact of this error on our 2013 annual financial statements and concluded that the impact of this error was material to these financial statements.  Consequently, we restated the financial statements identified above.  All amounts in our Form 10-K/A #1 affected by the restatement adjustment reflected such amounts as restated including the consolidated balance sheet as of December 31, 2013, the consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2013 and the unaudited interim financial information for the fourth quarter of fiscal 2013.  In conjunction with the correction of the M240 Program error other previously recorded out of period errors which were immaterial to the consolidated financial statements individually or in the aggregate prior to the discovery of the M240 Program error were also adjusted to be reflected in the proper period (see Note 2.  Summary of Significant Accounting Policies).  In addition, the following items of our Form 10-K/A #1, include restated financial data: (i) Part I, Item 1: Business; (ii) Part II, Item 6: Selected Financial Data; (iii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iv) Part II, Item 8: Financial Statement and Supplemental Data.  We also restated management’s conclusion on internal controls over financial reporting included in Part II, Item 9A: Controls and Procedures and updated Part I, Item 1A: Risk Factors and Part IV, Item 15: Exhibits and Financial Statement Schedules Signatures.

For a more detailed explanation of these matters and resulting restatement, please see Part II, Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements, Part II, Item 8: Financial Statements and Supplemental Data — Notes 2, 13, 18 and 19 to the Consolidated Financial Statements.

Amendment No. 2 - Response to the United States Securities and Exchange Commission (the “SEC”) comments on our Form 10-K and Form 10-K/A #1 for the fiscal year ended December 31, 2013  (filed May 7, 2015)

In this amendment # 2 to our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K/A #2) we are responding to the SEC comments on our 2013 Form 10-K for the fiscal year ended December 31, 2013 filed March 20, 2014 and our 2013 Form 10-K/A #1 for the fiscal year ended December 31, 2013 to (i) include certifications under Section 906 of the Sarbanes-Oxley Act and (ii) update our certifications under Section 302 of the Sarbanes-Oxley Act to include internal control over financial reporting language in the introductory portion of paragraph 4 as well as paragraph 4(b). These amendments do not require any changes to the financial statements for the fiscal year -ended December 31, 2013, as restated, other than the addition of Note 20 “Subsequent Events”.  In connection with our response to the SEC comments and the refiling of our Form 10-K/A #2 we have included language in Note 20 “Subsequent Events” with respect to our current liquidity position and ability to continue as a going concern and other recent events. As a result of our current liquidity position, our independent public registered accounting firm has updated its previously issued audit report to include a “going concern” explanatory paragraph.  In addition to the changes noted above, we have revised our disclosure in Part II, Item 8: Financial Statements and Supplemental Data, Note 2. “Summary of Significant Accounting Policies — Self Funded Worker’s Compensation”, with respect to our liability for estimated premiums and incurred losses under our deductible policies as of December 31, 2013 from $408 ($ in thousands) to $214 ($ in thousands) as previously revised in our September 2014 form 10-Q filed on November 25, 2014.

This explanatory head note is an integral part of this Form 10-K/A #2. Except as described above, this amended Annual Report does not amend, update or change any other items or disclosures in the original filing on March 20, 2014 as amended by the 10-K/A #1 and does not purport to reflect any information or events subsequent to the filing date of the original filing. Accordingly, this amended Annual Report should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the original filing, including any amendment to those filings.

As previously disclosed in our Form 8-K filed on February 10, 2015, we have determined that pension benefits for certain retirees that were hourly employees (“bargaining unit retirees”) covered by the Colt Retirement Defined Benefit Plan have been calculated incorrectly since the inception of the pension plans in 1990. After working with our external actuarial pension plan consultant to determine which bargaining unit retirees have been affected and to quantify the effect of any calculation errors, we have concluded that the impact of the error is immaterial to 2013 and prior periods and the effect of the correction will be immaterial to the 2014 annual financial statements. Accordingly, the cumulative effect of the error will be recorded as an out of period charge of $3.5 million in the fourth quarter of 2014.

As noted in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, we have experienced liquidity challenges as a result of several business trends including the continued decline in market demand for our commercial modern sporting rifle, recent declines in demand for our commercial handguns and delays in anticipated timing of U.S. Government and certain international sales.  As we noted in our Form 10-Q for the quarter ended September 28, 2014, it is probable that we will not have sufficient liquidity to be able to make our May 15, 2015 Senior Notes interest payment prior to June 14, 2015, at which time we would be in default under the Indenture governing our Senior Notes, and as a result, our long-term debt was classified as current on our consolidated balance sheet as of September 28, 2014.  In addition, we are not in compliance under the Indenture governing our Senior Notes because we have not yet filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the event that we receive a notice from the trustee under the Indenture governing our Senior Notes or holders of at least 25% of the aggregate principal amount of our Senior Notes and do not cure such non-compliance within 60 days from the receipt of such notice, the principal and accrued and unpaid interest on our outstanding Senior Notes may be accelerated. To this date, we have not received such notice. We are otherwise in compliance with financial and other covenants contained in our existing debt agreements, but we may not be able to maintain compliance with such financial and other covenants in the future. These matters raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern will be dependent upon our ability to complete asset sales, restructure or refinance existing debt, obtain modifications or waivers of our loan covenants or other actions. There can be no assurance of our success in these efforts. Our inability to comply with our loan covenants, obtain waivers of non-compliance, restructure or refinance our existing debt or complete asset sales would have a material adverse effect on our financial position, results of operations and cash flows. The consolidated financial statements included in Part II, Item 8: Financial Statement and Supplemental Data in this Form 10-K/A do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Our plan to mitigate the business risk associated with our increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize our performance and reduce costs, (iii) managing inventory levels for positive cash flow, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales and (v) seeking ways to restructure our unsecured debt to reduce overall debt service costs.

In order to address some of our liquidity concerns, we have refinanced our senior secured revolving credit facility and our senior secured term loan.  In addition, on April 14, 2015, we commenced an exchange offer and consent solicitation of our Senior Notes (the “Exchange Offer”) and a solicitation of acceptances to a prepackaged plan of reorganization (the “Prepackaged Plan”).  For additional information on these events, see our Current Reports on Form 8-K filed on November 18, 2014, February 10, 2015, and April 15, 2015, as well as Note 20 “Subsequent Events” to our consolidated financial statements included in Part II, Item 8: Financial Statement and Supplemental Data in this Form 10-K/A.

If we do not consummate the Exchange Offer or the Prepackaged Plan for any reason, we may need to seek relief under the Bankruptcy Code without the benefit of a plan of reorganization that has been pre-approved by our creditors. We believe that seeking relief under the Bankruptcy Code other than in connection with the Prepackaged Plan could materially and adversely affect the relationships between us and our existing and potential customers, employees, partners and other stakeholders and subject us to other direct and indirect adverse consequences.

As we noted in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, we have forecasted revenue and Adjusted EBITDA growth in 2015, after giving effect to the aforementioned market and business challenges as well as the sales opportunities that we believe exist. There can be no assurance, however, that the actual demand for our commercial MSRs or commercial handguns will meet our internal forecasts. In addition, there can be no assurance that U.S. Government or international sales will occur as we have forecasted primarily due to a U.S. Government regulatory approval process which is difficult to predict. As a result of these factors, and notwithstanding the additional cash we obtained from the aforementioned refinancings, significant risk exists with respect to us achieving our internally forecasted results and projected cash flows for 2015. Absent us achieving our internal forecasts for 2015 and the successful execution of our strategy, including the Exchange Offer for our outstanding Senior Notes, it is probable that we will not have sufficient cash and cash equivalents on-hand to be able to meet our obligations as they come due over the next 12 months, including our May 15, 2015 Senior Notes interest payment of $10.9 million.

We test goodwill and indefinite-lived intangible assets for impairment annually as of the beginning of our fourth fiscal quarter, or immediately if conditions indicate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We are working with our external valuation consultant to finalize our annual evaluation of goodwill and indefinite-lived intangible assets for impairment and at this time, the evaluations are not yet complete. We have preliminarily determined, through our Step I goodwill impairment analysis, that the fair value of our West Hartford reporting unit is less than the carrying value.  The goodwill recorded at our West Hartford reporting unit at September 28, 2014 is $41.1 million. We are currently working to complete Step II of the goodwill impairment analysis to determine the actual amount of a non-cash impairment charge to be recorded in the fourth quarter of 2014.  A preliminary valuation of our indefinite-lived trademarks also indicates that a non-cash impairment charge may need to be recorded in the fourth quarter of 2014.  The carrying value of indefinite-lived trademarks recorded at September 28, 2014 is $50.1 million. The preliminary analysis does not indicate any other fourth quarter 2014 impairment charges with respect to our other tangible or intangible assets.  The reduction in the fair value of our West Hartford reporting unit and the impairment of our trademarks is a result of decreased revenue and earnings projections as a result of the decline in market demand for our commercial modern sporting rifle (“MSR”), declines in demand for our commercial handguns and delays in the timing of U.S. Government and certain international sales.

As of April 30, 2015, we had $13.7 million of cash and cash equivalents, of which $5.3 million is restricted cash.  We do not have any incremental borrowing capacity under our existing debt agreements.

COLT DEFENSE LLC
Form 10-K/A

(Amendment No. 2)

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

A significant portion of our net sales is derived from a limited number of customers. In 2013, we had three customers that each accounted for more than 10% of our net sales and in total were 50% of our net sales.  In 2012, we had four customers that each accounted for more than 10% of our net sales and in total were 77% of our net sales.  In 2011, we had two customers that each accounted for more than 10% of our net sales and together accounted for 42% of our net sales.  For additional information on customer concentration and related risks, see “Risk Factors” in Item 1A and Note 14, “Segment Information” in Item 8 of this Form 10-K/A.

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

International sales are ordinarily to a military or law enforcement unit of a foreign government.  We interact with the international market through a global network of independent, commission-based sales representatives, as well as a direct sales force.  Sales representatives work in coordination with our direct sales force in promoting our products, identifying opportunities, submitting quotes and bids, finalizing sales contracts and associated paperwork and providing delivery and after-sale support.  Our products also enter the international market via the U.S. Government Foreign Military Sales (“FMS”) program.  FMS sales, which we characterize as sales to the U.S. Government for financial reporting purposes, are sales to the U.S. Government for the benefit of a foreign end-

user, to which the product is shipped. For additional information on sales and long-lived assets by geographic area, see Note 14, “Segment Information”, in Item 8 of this Form 10-K/A.

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

•                       increased competition for future U.S. Government procurements of the M4 carbine, including spare parts;

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

•                       the lenders under our Credit Agreement could terminate their commitments to lend us money;

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

(i)            Primarily outside professional service fees associated with strategic initiatives.

(ii)           Non-recurring costs associated with Merger and restructuring initiatives undertaken as a result of the Merger.

(iii)          Gain from the settlement of the pre-existing License agreement between Colt Defense and New Colt.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed further in Note 2, Summary of Significant Accounting Policies — Restatement of Previously Issued Consolidated Financial Statements, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, we have restated our financial statements for the year ending December 31, 2013 and revised our financial statements for the years ended December 31, 2012 and 2011 and our unaudited interim financial information for each of the quarters in the year ended December 31, 2013.  Refer to the Explanatory Note preceding Part I, Item 1, Part II, Item 8 Financial Statements and Supplementary Data — Note 2 to the Consolidated Financial Statements and Item 8 Financial Statements and Supplementary Data — Notes 13,18 and 19 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement and revision adjustments.

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

2013 Highlights

On July 12, 2013 (the “Merger Date”), we acquired 100% ownership of New Colt, a privately-held company, which is a world leader in the design, development and manufacture of Colt pistols and revolvers. As a result of the Merger, the two manufacturers of Colt firearms were consolidated into a single enterprise providing Colt Defense direct access to the commercial market for Colt Defense rifles and carbines, ownership of the Colt brand and related trademarks and the technology and production facilities for the full line of Colt handguns. The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date.

Our 2013 net sales of $270.9 million increased $57.3 million, or 26.8%, compared to our 2012 net sales of $213.6 million.  Our adjusted EBITDA from continuing operations (“Adjusted EBITDA”) of $56.4 million increased $29.1 million, or 106.4%, compared to our 2012 Adjusted EBITDA of $27.3 million. Our net income increased $29.7 million to $22.9 million in 2013 from a net loss of $6.9 million in 2012.  In 2013, our growth in sales, Adjusted EBITDA and net income was impacted by the acquisition of New Colt.  The New Colt acquisition provided $29.1 million of incremental sales, $4.8 million of incremental Adjusted EBITDA and $1.7 million of net loss to 2013. Without the impact of the New Colt acquisition, our 2013 net sales would have been $241.8 million which represents an increase of $28.2 million, or 13.2%, compared to our 2012 net sales of $213.6 million.  The primary driver of the $28.2 million in organic growth and also the primary drivers of Adjusted EBITDA and net income growth was a $20.2 million or 23.1% increase in commercial and law enforcement rifle sales and an $11.7 million, or 11.5% increase in international sales primarily related to an increase in international carbine sales of $23.6 million or 43.6% driven by sales to one international customer offset by a $12.5 million or $26.3% decline in international spare sales.  In addition, there was a $3.5 million or 15.6% increase in USG sales primarily related to sales of USG spares and M-4’s offset by a decline in USG machine gun sales as well as a M240 Program contract obligation expense of $3.4 million and contract modification of $6.8 million respectively, for an aggregate reduction in gross profit of $10.2 million related to our M240 Program with the U.S. Government.

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

From our inception, Colt has distinguished itself by translating innovative military weapons into the most desired law enforcement, personal protection and recreational firearms. From the Model P “Peacemaker” revolver to the 1911 automatic pistol, the M16 rifle and the M4 carbine, “Colt” means iconic firearms that first establish worldwide military standards and then become the guns every law enforcement officer and serious recreational shooter wants to own.  That Colt tradition continues to this day.  The Colt-designed M16 rifle and M4 carbine have served as the principal battle rifles of the U.S. Armed Forces for the last 50 years and are currently in military and law enforcement service in more than 80 countries around the world.  These Colt rifles created the consumer “MSR” market in the United States.  The Colt Close Quarter Battle Pistol, a 1911 derivative, was selected for acquisition by the U.S. Marine Corps in 2012, just following the 100th anniversary of the first government contract for the 1911 pistol, and is now a highly sought after handgun by commercial gun owners.

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

Subsequent to December 2013, we have seen a decrease in the demand for commercial rifles when compared to 2013 levels. In addition, since December 2012 there has been a sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation introduced in the U.S. Congress would ban or restrict the sale of substantially all of our rifles, in their current configurations, into the commercial market throughout the United States.  Similar legislation has been enacted in several states.  We considered these adverse changes in our business climate to be triggering events as of December 31, 2013 and 2012. Therefore, in addition to our annual goodwill impairment testing, we also performed a sensitivity analysis to determine the impact that a material decrease in Commercial and Law Enforcement rifle sales would have on our valuation. As of December 31, 2013 and December 31, 2012, the fair value of our reporting units was in excess of carrying value for all scenarios that were tested.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	For the Year Ended December 31,
	2013	%	2012	%	2011	%
	(As Restated)		(As Revised)		(As Revised)
Statement of Operations Data:
Net sales	270,883	100.0%	213,616	100.0%	208,816	100.0%
Cost of sales	197,112	72.8%	162,622	76.1%	143,851	68.9%
Gross profit	73,771	27.2%	50,994	23.9%	64,965	31.1%

Selling and commissions	14,142	5.2%	13,117	6.2%	13,780	6.6%
Research and development	6,126	2.3%	4,747	2.2%	5,578	2.7%
General and administrative	15,289	5.6%	14,285	6.7%	13,098	6.3%
Business development	575	0.2%	881	0.4%	504	0.2%
Certain transaction and restructuring costs	1,929	0.7%	—	0.0%	—	0.0%
Gain on effective settlement of contract	(15,264)	-5.6%	—	0.0%	—	0.0%
Total operating expenses	22,797	8.4%	33,030	15.5%	32,960	15.8%
Operating income	50,974	18.8%	17,964	8.4%	32,005	15.3%

Other (income)/expense:
Interest expense	27,687	10.2%	24,579	11.5%	24,010	11.5%
Debt prepayment expense	—	0.0%	—	0.0%	295	0.1%
Other (income) expenses, net	(1,216)	-0.4%	(1,572)	-0.7%	(459)	-0.2%
	26,471	9.8%	23,007	10.8%	23,846	11.4%

Income (loss) before provision for income taxes	24,503	9.0%	(5,043)	-2.4%	8,159	3.9%
Income tax expense	1,636	0.6%	1,815	0.8%	3,171	1.5%

Net income (loss)	$22,867	8.4%	$(6,858)	-3.2%	$4,988	2.4%

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

Cost of Sales/Gross Margin

Cost of sales was $197.1 million for the year ended December 31, 2013 compared to $162.6 million for the year ended December 31, 2012.  The increase of $34.5 million, or 21.2%, was primarily driven by the acquisition of New Colt.  Without the impact of the New Colt acquisition, cost of sales for 2013 would have been $175.3 million for 2013 compared to $162.6 million in 2012.  The increase of $12.7 million, or 7.8%, was the result of both a $3.4 million M240 Program contract obligation expense, see Note 13, “Commitments and Contingencies”, and increased production consistent with our increased sales for 2013.  Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.

Gross margin increased to 27.2% in 2013 from 23.9% in 2012.  New Colt incurred non-recurring costs associated with the Merger, including a temporary plant closure for physical inventory and the amortization of fair-value step-up of their inventory as a result of purchase accounting during the third quarter of 2013. Excluding New Colt, with cost of sales of $21.8 million, gross margin for 2013 would have been 27.5% in 2013 compared to 23.9% in 2012, an increase of 3.6%.  The increase in gross margin was primarily due to increased international sales, which have higher gross margins than domestic sales offset by a 4.8% decrease in gross margin related to our M240 Program contract modification and contract obligation expense, see Note 13, “Commitments and Contingencies”.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has experienced liquidity challenges as a result of a decline in market demand for its products which has materially affected its liquidity, including its ability to repay existing indebtedness as it becomes due and to meet other current obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 20, 2014, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is September 12, 2014, and except for the Going Concern Uncertainty Disclosure, Refinancing of $70 Million Senior Secured Term Loan, Refinancing of $33 Million Senior Secured Term Loan Facility and Restructuring Transaction paragraphs in Note 20 to the consolidated financial statements and the third paragraph of this report, as to which the date is May 7, 2015.

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
Commitment and contingencies (Notes 7 and 13)
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

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

For the Years Ended December 31,

(In thousands of dollars)

			Accumulated
		Accumulated	Other
	Member	Members’	Comprehensive
	Units	Deficit	Loss	Total

Balance, December 31, 2010	132,174	$(133,914)	$(7,484)	$(141,398)

Distribution to members	—	(626)	—	(626)
State of Connecticut members’ withholding	—	(152)	—	(152)
Net income	—	4,988	—	4,988
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	(5,202)	(5,202)
Foreign currency translation	—	—	(444)	(444)
Comprehensive loss	—	—	—	(658)
Balance, December 31, 2011	132,174	(129,704)	(13,130)	(142,834)

Common unit expense	—	17	—	17
Distribution to members	—	—	—	—
State of Connecticut members’ withholding	—	(704)	—	(704)
Net income	—	(6,858)	—	(6,858)
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	(1,229)	(1,229)
Foreign currency translation	—	—	517	517
Comprehensive loss	—	—	—	(7,570)
Balance, December 31, 2012 (As Revised)	132,174	(137,249)	(13,842)	(151,091)

Common unit expense	—	27	—	27
Distribution to members	—	(9,317)	—	(9,317)
State of Connecticut members’ withholding	—	(408)	—	(408)
Write off of prepaid license	—	(1,056)	—	(1,056)
Repurchase of common units	(31,166)	(14,000)	—	(14,000)
Sale of common units	31,166	9,000	—	9,000
Net income	—	22,867	—	22,867
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	6,391	6,391
Foreign currency translation	—	—	(1,889)	(1,889)
Comprehensive income	—	—	—	27,369
Balance, December 31, 2013 (As Restated)	132,174	(130,136)	(9,340)	(139,476)

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

At December 31, 2013, Colt Defense LLC (the “Company”, a limited liability corporation), owned 100% of Colt Finance Corp., New Colt Holding Corp. (a C corporation) and Colt Defense Technical Services LLC (“CDTS”).  New Colt Holding Corp. (“New Colt”) owned 100% of Colt’s Manufacturing Company LLC, the commercial operating entity, and Colt Defense LLC and CDTS collectively own 100% of Colt International Coöperatief U.A. (a Dutch cooperatief) which owns 100% of Colt Canada (a Canadian corporation).

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

The aggregate impact of correcting the error related to the M240 Program, correcting previously recorded immaterial out-of-period adjustments and the reclassification of business development expenses for the years ended December 31, 2013, 2012 and 2011, on the Company’s consolidated statements of operations and on its consolidated balance sheets was as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	December 31,		December 31,		December 31,
For the years ended	2013		2012		2011
Net sales	$(7,065	)(a)	$262		—
Cost of sales	(4,129	)(b)	—		—
Gross profit	(2,936	)(c)	262		—
Business development	(575	)(d)	(881	)(d)	(504	)(d)
Operating income	(3,501	)(e)	(619	)(f)	(504	)(d)
Other (income) / expense	(575	)(d)	(881	)(d)	(504	)(d)
Income tax	(59)		65		—
Net income (loss)	(2,867	)(g)	197		—

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

(d) Reclassification of transaction costs incurred in connection with contemplated merger and acquisition activities from other (income)/expense to business development.

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

The correction of the error related to the M240 Program in the Company’s consolidated statements of changes in cash flows for the year ended December 31, 2013 resulted in a $2.7 million decrease in Net income (loss) and a net $2.7 million increase in operating liabilities and didn’t impact previously recorded cash provided by operating activities.

The Company corrected certain other out of period errors which were not material to the consolidated financial statements individually or in aggregate prior to the discovery of the M240 Program error by reflecting them in the proper period.  Correction of these out-of-period adjustments had the combined effect on the consolidated statements of operations of increasing (decreasing) net income in the four quarters of fiscal 2013 by $59, $229, ($288) and ($179), respectively and increasing net income in the fourth quarter of fiscal 2012 by $197.  The largest contributors to these out-of-period adjustments relate to the timing of the recognition of certain sales transactions and customer discounts along with the timing of recognition of certain inventory and pension related expenses.

The aggregate impact of correcting previously unrecorded immaterial out-of-period adjustments and the reclassification of business development expenses for the first three quarters of fiscal 2013 on the Company’s consolidated statements of operations was as follows:

	Adjustments to
	Previously Reported Income
	Statement - Income / (Expense)
	March 31,	June 30,	September 29,
For the quarter ended	2013	2013	2013
Net sales	$—	$(23)	$(208)
Cost of sales	14	65	(168)
Gross profit	(14)	(88)	(40)
Selling and commissions	(79)	(130)	221
Research and development	1	1	4
General and administrative	5	(222)	10
Business development	(75)	(169)	(463)
Operating income	(16)	94	(738	)(a)
Other (income) / expense	(75)	(192)	(440)
Income tax	—	57	(10)
Net income (loss)	59	229	(288)

(a) Primarily as a result of the reclassification of costs incurred in connection with contemplated merger and acquisition activities from other (income)/expense to business development and the timing of recognition of certain professional fee accruals.

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

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheet

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A
ASSETS
Current assets:
Cash and cash equivalents	$12,594	$—	$12,594
Restricted cash	771	—	771
Accounts receivable, net	22,481	1	22,482
Inventories	66,674	—	66,674
Deferred tax assets	954	—	954
Other current assets	5,964	(2)	5,962
Total current assets	109,438	(1)	109,437

Property and equipment, net	30,733	—	30,733
Goodwill	51,225	—	51,225
Trademarks	50,100	—	50,100
Intangible assets with finite lives, net	13,415	—	13,415
Deferred financing costs	7,742	—	7,742
Long-term restricted cash	572	—	572
Other assets	1,510	—	1,510
Total assets	$264,735	$(1)	$264,734

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$7,083	$—	7,083
Accounts payable	14,038	—	14,038
Accrued expenses	26,291	(4,133)	22,158
Pension and retirement liabilities - current portion	1,085	—	1,085
Customer advances and deferred revenue	12,647	6,820	19,467
Long-term debt current portion	5,000	—	5,000
Accrued distributions to members	670	—	670
Total current liabilities	66,814	2,687	69,501

Long term debt	289,817	—	289,817
Pension and retirement liabilities	21,670	—	21,670
Long-term deferred tax liability	18,715	—	18,715
Long-term distributions to members	2,277	—	2,277
Other long-term liabilities	2,230	—	2,230
Total long-term liabilities	334,709	—	334,709
Total liabilities	401,523	2,687	404,210

Deficit:
Accumulated deficit	(127,466)	(2,670)	(130,136)
Accumulated other comprehensive loss	(9,322)	(18)	(9,340)
Total deficit	(136,788)	(2,688)	(139,476)
Total liabilities and debt	$264,735	$(1)	$264,734

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheet

(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A
ASSETS
Current assets:
Cash and cash equivalents	$42,373	$—	$42,373
Restricted cash	777	—	777
Accounts receivable, net	22,683	261	22,944
Inventories	40,561	—	40,561
Deferred tax assets	185	—	185
Other current assets	3,231	(65)	3,166
Total current assets	109,810	196	110,006

Property and equipment, net	22,134	—	22,134
Goodwill	14,947	—	14,947
Trademarks	—	—	—
Intangible assets with finite lives, net	6,037	—	6,037
Deferred financing costs	7,642	—	7,642
Long-term restricted cash	810	—	810
Other assets	1,588	—	1,588
Total assets	$162,968	$196	$163,164

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$6	$—	6
Accounts payable	13,055	—	13,055
Accrued expenses	20,315	—	20,315
Pension and retirement liabilities - current portion	626	—	626
Customer advances and deferred revenue	10,002	—	10,002
Long-term debt current portion	—	—	—
Accrued distributions to members	—	—	—
Total current liabilities	44,004	—	44,004

Long term debt	247,567	—	247,567
Pension and retirement liabilities	20,261	—	20,261
Long-term deferred tax liability	1,515	—	1,515
Long-term distributions to members	—	—	—
Other long-term liabilities	908	—	908
Total long-term liabilities	270,251	—	270,251
Total liabilities	314,255	—	314,255

Deficit:
Accumulated deficit	(137,446)	197	(137,249)
Accumulated other comprehensive loss	(13,841)	(1)	(13,842)
Total deficit	(151,287)	196	(151,091)
Total liabilities and deficit	$162,968	$196	$163,164

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net sales	$277,948	$(7,065)	$270,883
Cost of sales	201,241	(4,129)	197,112
Gross profit	76,707	(2,936)	73,771

Operating expenses:
Selling and commissions	14,143	(1)	14,142
Research and development	6,127	(1)	6,126
General and administrative	15,297	(8)	15,289
	35,567	(10)	35,557
Business development	—	575	575
Certain transaction costs (Note 3)	1,147	—	1,147
Restructuring costs (Note 4)	782	—	782
Gain on effective settlement of contract (Note 3)	(15,264)	—	(15,264)
Total operating expenses	22,232	565	22,797
Operating income	54,475	(3,501)	50,974

Other (income)/expense:
Interest expense	27,687	—	27,687
Debt prepayment expense	—	—	—
Other (income)/expense, net	(641)	(575)	(1,216)
Total other expenses, net	27,046	(575)	26,471
Income (loss) before provision for income taxes	27,429	(2,926)	24,503
Income tax expense	1,695	(59)	1,636

Net income (loss)	$25,734	$(2,867)	$22,867

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net sales	$213,354	$262	$213,616
Cost of sales	162,622	—	162,622
Gross profit	50,732	262	50,994

Operating expenses:
Selling and commissions	13,117	—	13,117
Research and development	4,747	—	4,747
General and administrative	14,285	—	14,285
	32,149	—	32,149
Business development	—	881	881
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	32,149	881	33,030
Operating income	18,583	(619)	17,964

Other (income)/expense:
Interest expense	24,579	—	24,579
Debt prepayment expense	—	—	—
Other (income)/expense, net	(691)	(881)	(1,572)
Total other expenses, net	23,888	(881)	23,007
Income (loss) before provision for income taxes	(5,305)	262	(5,043)
Income tax expense	1,750	65	1,815

Net income (loss)	$(7,055)	$197	$(6,858)

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	December 31, 2011
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net sales	$208,816	$—	$208,816
Cost of sales	143,851	—	143,851
Gross profit	64,965	—	64,965

Operating expenses:
Selling and commissions	13,780	—	13,780
Research and development	5,578	—	5,578
General and administrative	13,098	—	13,098
	32,456	—	32,456
Business development	—	504	504
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	32,456	504	32,960
Operating income	32,509	(504)	32,005

Other (income)/expense:
Interest expense	24,010	—	24,010
Debt prepayment expense	295	—	295
Other (income)/expense, net	45	(504)	(459)
Total other expenses, net	24,350	(504)	23,846
Income (loss) before provision for income taxes	8,159	—	8,159
Income tax expense	3,171	—	3,171

Net income (loss)	$4,988	$—	$4,988

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net income (loss)	$25,734	$(2,867)	$22,867

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,872)	(17)	(1,889)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	5,890	—	5,890
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	501	—	501
	6,391	—	6,391

Comprehensive income (loss)	$30,253	$(2,884)	$27,369

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net income (loss)	$(7,055)	$197	$(6,858)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	518	(1)	517

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	(2,322)	—	(2,322)
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	1,093	—	1,093
	(1,229)	—	(1,229)

Comprehensive income (loss)	$(7,766)	$196	$(7,570)

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

	December 31, 2013
			As Restated
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A
Operating Activities
Net income (loss)	$25,734	$(2,867)	$22,867
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,359	—	6,359
Amortization of financing fees	2,020	—	2,020
Amortization of debt discount	793	—	793
Gain on effective settlement of contract	(15,264)	—	(15,264)
Pension curtailment expense	—	—	—
Deferred income taxes	29	—	29
Loss (gain) on sale/disposal of fixed assets	205	—	205
Debt prepayment expense	—	—	—
Amortization of deferred revenue	(127)	—	(127)
Common unit compensation expense	27	—	27
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,222	262	3,484
Inventories	(19,126)	—	(19,126)
Prepaid expense and other current assets	(839)	(65)	(904)
Accounts payable and accrued expense	(542)	(4,132)	(4,674)
Accrued pension and retirement liabilities	(1,099)	—	(1,099)
Customer advances and deferred income	1,366	6,820	8,186
Other	260	1	261
Net cash provided by (used in) operating activities	3,018	19	3,037

Investing Activities
Purchase of property and equipment	(8,598)	—	(8,598)
Proceeds from sale/disposal of property	—	—	—
Business acquisition, net of cash acquired and reinvested Merger consideration	(59,488)	—	(59,488)
Change in restricted cash	244	—	244
Net cash used in investing activities	(67,842)	—	(67,842)

Financing Activities
Debt issuance costs	(2,120)	—	(2,120)
Proceeds from the issuance of long-term debt	47,707	—	47,707
Repayment of long-term debt	(1,250)	—	(1,250)
Line of credit advances	10,083	—	10,083
Line of credit repayments	(3,006)	—	(3,006)
Purchase of common units	(14,000)	—	(14,000)
Proceeds from the issuance of common units, net of reinvested consideration proceeds	5,000	—	5,000
Capital lease obligation payments	(393)	—	(393)
Distributions paid to members	(6,370)	—	(6,370)
Net cash provided by (used in) financing activities	35,651	—	35,651

Effect of exchange rates on cash and cash equivalents	(606)	(19)	(625)
Change in cash and cash equivalents	(29,779)	—	(29,779)
Cash and cash equivalents, beginning of period	42,373	—	42,373
Cash and cash equivalents, end of period	$12,594	$—	$12,594

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

	December 31, 2012
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A
Operating Activities
Net income (loss)	$(7,055)	$197	$(6,858)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,696	—	5,696
Amortization of financing fees	1,653	—	1,653
Amortization of debt discount	381	—	381
Gain on effective settlement of contract	—	—	—
Pension curtailment expense	1,325	—	1,325
Deferred income taxes	39	—	39
Loss (gain) on sale/disposal of fixed assets	4	—	4
Debt prepayment expense	—	—	—
Amortization of deferred revenue	(79)	—	(79)
Common unit compensation expense	17	—	17
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	8,091	(262)	7,829
Inventories	(4,158)	—	(4,158)
Prepaid expense and other current assets	(984)	65	(919)
Accounts payable and accrued expense	5,201	—	5,201
Accrued pension and retirement liabilities	(172)	—	(172)
Customer advances and deferred income	2,001	—	2,001
Other	463	—	463
Net cash provided by (used in) operating activities	12,423	—	12,423

Investing Activities
Purchase of property and equipment	(4,410)	—	(4,410)
Proceeds from sale/disposal of property	66	—	66
Business acquisition, net of cash acquired and reinvested Merger consideration	—	—	—
Change in restricted cash	464	—	464
Net cash used in investing activities	(3,880)	—	(3,880)

Financing Activities
Debt issuance costs	—	—	—
Proceeds from the issuance of long-term debt	—	—	—
Repayment of long-term debt	—	—	—
Line of credit advances	6	—	6
Line of credit repayments	—	—	—
Purchase of common units	—	—	—
Proceeds from the issuance of common units, net of reinvested consideration proceeds	—	—	—
Capital lease obligation payments	(1,148)	—	(1,148)
Distributions paid to members	(3,343)	—	(3,343)
Net cash provided by (used in) financing activities	(4,485)	—	(4,485)

Effect of exchange rates on cash and cash equivalents	79	—	79
Change in cash and cash equivalents	4,137	—	4,137
Cash and cash equivalents, beginning of period	38,236	—	38,236
Cash and cash equivalents, end of period	$42,373	$—	$42,373

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Deficit

(In thousands of dollars)

		Accumulated Members’		Accumulated Other
		Deficit		Comprehensive Loss		Total Changes in Deficit
			As Restated		As Restated		As Restated
		As	in this Annual	As	in this Annual	As	in this Annual
	Member	Previously	Report on	Previously	Report on	Previously	Report on
	Units	Reported	Form 10-K/A	Reported	Form 10-K/A	Reported	Form 10-K/A

Balance, December 31, 2011	132,174	(129,704)	(129,704)	(13,130)	(13,130)	(142,834)	(142,834)

Common unit expense	—	17	17	—	—	17	17
Distribution to members	—	—	—	—	—	—	—
State of Connecticut members’ withholding	—	(704)	(704)	—	—	(704)	(704)
Net income	—	(7,055)	(6,858)	—	—	(7,055)	(6,858)
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	—	(1,229)	(1,229)	(1,229)	(1,229)
Foreign currency translation	—	—	—	518	517	518	517
Comprehensive loss	—	—	—	—		(7,766)	(7,570)
Balance, December 31, 2012 (As Revised)	132,174	(137,446)	(137,249)	(13,841)	(13,842)	(151,287)	(151,091)

Common unit expense	—	27	27	—	—	27	27
Distribution to members	—	(9,317)	(9,317)	—	—	(9,317)	(9,317)
State of Connecticut members’ withholding	—	(408)	(408)	—	—	(408)	(408)
Write off of prepaid license	—	(1,056)	(1,056)	—	—	(1,056)	(1,056)
Repurchase of common units	(31,166)	(14,000)	(14,000)	—	—	(14,000)	(14,000)
Sale of common units	31,166	9,000	9,000	—	—	9,000	9,000
Net income	—	25,734	22,867	—	—	25,734	22,867
Other comprehensive (loss)/ income:
Pension and postretirement health liabilities	—	—	—	6,391	6,391	6,391	6,391
Foreign currency translation	—	—	—	(1,872)	(1,889)	(1,872)	(1,889)
Comprehensive income	—	—	—	—	—	30,253	27,369
Balance, December 31, 2013 (As Restated)	132,174	(127,466)	(130,136)	(9,322)	(9,340)	(136,788)	(139,476)

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	Three months ended March 31, 2013 (unaudited)
			As Revised
	As		in this Annual
	Previously		Report on
	Reported	Adjustments	Form 10-K/A

Net sales	$63,849	$—	$63,849
Cost of sales	45,098	14	45,112
Gross profit	18,751	(14)	18,737

Operating expenses:
Selling and commissions	3,174	(79)	3,095
Research and development	819	1	820
General and administrative	3,725	5	3,730
	7,718	(73)	7,645
Business development	—	75	75
Certain transaction costs (Note 3)	—	—	—
Restructuring costs (Note 4)	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—
Total operating expenses	7,718	2	7,720
Operating income	11,033	(16)	11,017

Other (income)/expense:
Interest expense	5,994	—	5,994
Other (income)/expense, net	(712)	(75)	(787)
Total other expenses, net	5,282	(75)	5,207
Income (loss) before provision for income taxes	5,751	59	5,810
Income tax expense	681	—	681

Net income (loss)	$5,070	$59	$5,129

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	Three months ended June 30, 2013 (unaudited)			Six months ended June 30, 2013 (unaudited)
			As Revised			As Revised
	As		in this Annual	As		in this Annual
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-K/A	Reported	Adjustments	Form 10-K/A

Net sales	$64,235	$(23)	$64,212	$128,084	$(23)	$128,061
Cost of sales	45,765	65	45,830	90,863	79	90,942
Gross profit	18,470	(88)	18,382	37,221	(102)	37,119

Operating expenses:
Selling and commissions	3,582	(130)	3,452	6,756	(209)	6,547
Research and development	1,480	1	1,481	2,299	2	2,301
General and administrative	3,237	(222)	3,015	6,962	(217)	6,745
	8,299	(351)	7,948	16,017	(424)	15,593
Business development	—	169	169	—	244	244
Certain transaction costs (Note 3)	416	—	416	416	—	416
Restructuring costs (Note 4)	—	—	—	—	—	—
Gain on effective settlement of contract (Note 3)	—	—	—	—	—	—
Total operating expenses	8,715	(182)	8,533	16,433	(180)	16,253
Operating income	9,755	94	9,849	20,788	78	20,866

Other (income)/expense:
Interest expense	6,069	—	6,069	12,063	—	12,063
Other (income)/expense, net	(493)	(192)	(685)	(1,205)	(267)	(1,472)
Total other expenses, net	5,576	(192)	5,384	10,858	(267)	10,591
Income (loss) before provision for income taxes	4,179	286	4,465	9,930	345	10,275
Income tax expense	21	57	78	702	57	759

Net income (loss)	$4,158	$229	$4,387	$9,228	$288	$9,516

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

	Three months ended September 29, 2013 (unaudited)			Nine months ended September 29, 2013 (unaudited)
			As Revised			As Revised
	As		in this Annual	As		in this Annual
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-K/A	Reported	Adjustments	Form 10-K/A

Net sales	$73,238	$(208)	$73,030	$201,396	$(231)	$201,165
Cost of sales	58,655	(168)	58,487	149,731	(89)	149,642
Gross profit	14,583	(40)	14,543	51,665	(142)	51,523

Operating expenses:
Selling and commissions	3,843	221	4,064	10,386	12	10,398
Research and development	1,710	4	1,714	4,009	6	4,015
General and administrative	3,886	10	3,896	10,848	(207)	10,641
	9,439	235	9,674	25,243	(189)	25,054
Business development	—	463	463	—	707	707
Certain transaction costs (Note 3)	461	—	461	877	—	877
Restructuring costs (Note 4)	631	—	631	631	—	631
Gain on effective settlement of contract (Note 3)	(15,264)	—	(15,264)	(15,264)	—	(15,264)
Total operating expenses	(4,733)	698	(4,035)	11,487	518	12,005
Operating income	19,316	(738)	18,578	40,178	(660)	39,518

Other (income)/expense:
Interest expense	7,623	—	7,623	19,686	—	19,686
Other (income)/expense, net	746	(440)	306	(385)	(707)	(1,092)
Total other expenses, net	8,369	(440)	7,929	19,301	(707)	18,594
Income (loss) before provision for income taxes	10,947	(298)	10,649	20,877	47	20,924
Income tax expense	(198)	(10)	(208)	504	47	551

Net income (loss)	$11,145	$(288)	$10,857	$20,373	$—	$20,373

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

Accounts Receivable and Credit Policies

Credit is extended based on an evaluation of each customer’s financial condition. Generally, collateral is not required, other than in connection with some foreign sales. If the circumstances warrant, the Company requires foreign customers to provide either a documentary letter of credit or prepayment.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of building and equipment (including assets recorded under capital leases) and amortization of leasehold improvements are computed using the straight-line method over the estimated useful life of the assets, or for leasehold improvements, over the remaining life of the lease term if shorter. Depreciation and amortization of property and equipment for the years ended December 31, 2013, 2012 and 2011 was $4,606, $4,891, and $4,633, respectively. The Company did not enter into any capital leases during 2013 or 2012.

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

Subsequent to December 2013, the Company has seen a decrease in the demand for commercial rifles when compared to 2013 and if this trend continues it may result in future impairment. In addition, since December 2012 there has been a sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation introduced in the U.S. Congress would ban or restrict the sale of substantially all of the Company’s rifles, in their current configurations, into the commercial market throughout the United States.  Similar legislation has been enacted in several states.  The Company considers the adverse changes in its business climate to be a triggering event as of December 31, 2012.  Therefore, in addition to the Company’s annual goodwill impairment testing, it also performed a sensitivity analysis to determine the impact that a material decrease in Commercial and Law Enforcement rifle sales would have on its valuation.  As of December 31, 2013 and December 31, 2012, the fair value of its reporting units was in excess of carrying value for all scenarios that were tested.

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

Self- Funded Worker’s Compensation

As of December 31, 2013, the Company self-insures its domestic worker’s compensation by a deductible program that incorporates an aggregate stop loss. Colt’s liability for estimated premiums and incurred losses under this policy has been actuarially determined and was $214 as of December 31, 2013 and $308 as of December 31, 2012. The Company revised its disclosure with respect to the Company’s liability for estimated premiums and incurred losses under the Company’s deductible policies as of December 31, 2013 from $408 to $214.  The Company does not consider the revision of this disclosure material.

Accrued Expenses

Accrued expenses consisted of:

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

Research and Development Costs

Research and development costs consist primarily of compensation and benefits and experimental work materials for the Company’s employees who are responsible for the development and enhancement of new and existing products.  Research and development costs incurred to develop new products and to enhance existing products, which are not specifically covered by contracts, and those costs related to the Company’s share of research and development activity in connection with cost-sharing arrangements, are charged to expense as incurred. Research and development expenses were $6,126 in 2013, $4,747 in 2012, and $5,578 in 2011.

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

Foreign Currency Translation

The functional currency for the Company’s Canadian operation is the Canadian dollar. The Company translates the balance sheet accounts of its Canadian operation at the end-of-period exchange rates and its income statement accounts at the average exchange rates for each month. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss, which is included in members’ deficit.

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

Fair Value Measurements

The fair value of an asset or liability is the amount at which the instrument could be exchanged or settled in a current transaction between willing parties where neither is compelled to buy or sell. The carrying values for cash, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair values due to their short maturities.  The carrying value of the Company’s long-term debt of $294,817 and $247,567 at December 31, 2013 and 2012, respectively, was recorded at amortized cost.  The estimated fair value of long-term debt was approximately $262,775 and $161,250 at December 31, 2013 and 2012, respectively.  The Fair value of the Senior Notes was based on quoted market prices, which are Level 1 inputs and the fair value of the term loan was based on Level 3 inputs.

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

The Company’s medical cost trend assumptions are developed based on historical cost data, the near-term outlook, an assessment of likely long-term trends and the cap limiting the Company’s required contributions. Actual results that differ from the Company’s assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

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

The Company follows the authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These unrecognized tax benefits relate primarily to issues common among multinational corporations in the Company’s industry. The Company applies a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as the Company’s own industry experience. The Company provides estimates for unrecognized tax benefits which may be subject to material adjustments until matters are resolved with taxing authorities or statutes expire. If the Company’s estimates are not representative of actual outcomes, its results of operations could be materially impacted.

The Company continues to maintain a valuation allowance against certain deferred tax assets where realization is not certain. It periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including the Company’s recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would assess the recoverability of the Company’s deferred tax assets at that time. If we determine that the deferred tax assets are not realizable in a future period, we would record material adjustments to income tax expense in that period.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - In July 2013, the FASB issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2013-11 on its consolidated financial statements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on the Company’s operating results or its financial condition.

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

The operating results for New Colt have been included in the Consolidated Statements of Operations since the Merger Date. The Company reported $29.1 million of incremental net sales and $1.7 million of operating loss from New Colt, inclusive of $1.6 million of purchase accounting adjustments, for the period from the Merger Date through December 31, 2013.

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

	Unaudited Pro Forma
	Years Ended
	December 31, 2013	December 31, 2012
	(As Restated)	(As Revised)
Net sales	$309,556	$267,714
Net income (loss)	17,474	(4,590)

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

6.  Notes Payable and Long-Term Debt

Credit Agreement

On September 29, 2011, the Company entered into a credit agreement (“Credit Agreement”) with Wells Fargo Capital Finance, LLC.  Under the terms of the Credit Agreement, senior secured revolving loans are available up to $50,000, inclusive of $20,000 available for letters of credit.  Revolving loans are subject to, among other things, the borrowing base, which is calculated monthly based on specified percentages of eligible accounts receivable and inventory and specified values of fixed assets. Under the Credit

Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in the Company’s intellectual property.  The Credit Agreement matures on September 28, 2016.

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, make investments or certain payments, pay dividends (other than for the payment of taxes to Colt Defense’s members) and merge, acquire or sell assets. In addition, certain covenants would be triggered if excess availability were to fall below the specified level, including a fixed charge coverage ratio requirement. Excess availability is determined as the lesser of the Company’s borrowing base or $50,000, reduced by outstanding obligations under the credit agreement and trade payables that are more than 60 days past due. Furthermore, if excess availability falls below $11,000 or an event of default occurs, the lender may assume control over the Company’s cash until such event of default is cured or waived or the excess availability exceeds such amount for 60 consecutive days. The Credit Agreement contains customary events of default. As of December 31, 2013 and December 31, 2012, the Company was in compliance with all covenants and restrictions.

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

Senior Notes

On November 10, 2009, Colt Defense LLC (Parent) and Colt Finance Corp, a 100%-owned finance subsidiary, jointly and severally co-issued $250,000 of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at 8.75% and mature November 15, 2017. Interest is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2010. The Company issued the Senior Notes at a discount of $3,522 from their principal value. This discount will be amortized as additional interest expense over the life of the indebtedness. No principal repayments are required until maturity.

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

Deferred Financing Costs

When the Company incurs costs associated with financing arrangements, it defers the costs and amortizes them to interest expense over the term of the related debt. In 2013, the Company incurred $2,120 of financing costs for the Term Loan. In 2011, the Company incurred $1,653 of financing costs when it entered into the Credit Agreement, of which $1,636 was paid in 2011. The remaining $17 of accrued financing costs was subsequently reversed in 2012.  Amortization of deferred financing costs for years ended December 31, 2013, 2012 and 2011 were $2,020, $1,653, and $1,498, respectively.

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

As of December 31, 2013 and December 31, 2012, the Company did not have any assets subject to capital leases.

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

The components of income (loss) before provision for income taxes are as follows:

	December 31,
	2013	2012	2011
United States	$18,912	$(11,923)	$(4,559)
Foreign	5,591	6,880	12,718
Total	$24,503	$(5,043)	$8,159

The components of the expense (benefit) for income tax purposes are as follows:

	December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,607	1,776	3,442
Total current	1,607	1,776	3,442

Deferred and other:
Federal	—	—	—
State	—	—	—
Foreign	29	39	(271)
Total deferred and other:	29	39	(271)
Total tax expense	$1,636	$1,815	$3,171

The components of deferred tax assets and liabilities consist of:

	December 31,
	2013	2012
Current tax assets:
Accounts receivable reserves	$74	$—
Inventory reserves	865	—
Accrued insurance	250	—
Accrued payroll	150	—
Accrued warranties	125	40
Other accrued expenses	316	145
Less: valuation allowance	(826)	—
Total current deferred tax assets	$954	$185

Long-term tax assets (liabilities):
Pension & post retirement obligations	$2,913	$—
Net operating loss carry forwards	3,943	—
Federal AMT credits	888	—
Fixed assets	(1,545)	(388)
Intangible assets	(21,263)	(1,127)
Other long-term assets	450	—
Less: valuation allowance	(4,101)	—
Total long-term deferred tax liabilities	$(18,715)	$(1,515)
Net long-term deferred tax liabilities	$(17,761)	$(1,330)

New Colt has net operating loss (“NOL”) carry forwards of $21,828 for U.S. federal purposes and $3,350 for U.S. state purposes.  Included in the federal NOL are NOL’s of $9,699 which the Company does not expect to be able to utilize as a result of a Section 382 NOL limitation due to a change in ownership of New Colt that occurred in 2007.  These operating loss carry forwards expire at various dates from 2014 through 2033. New Colt has federal alternative minimum credits of $888. These tax credits do not have an expiration date.  The Company’s income tax expense, deferred tax assets and liabilities reflect the Company’s best assessment of estimated future taxes to be paid.  The Company is subject to income taxes in both the United States and foreign jurisdictions.  Significant judgments and estimates are required in determining the consolidated income tax expense.

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

The effective income tax provision (benefit) was different than the statutory federal and state income tax rates as follows:

	2013	2012	2011
Expected Tax Rate	34.00%	34.00%	34.00%
Meals and Entertainment	0.05	(0.21)	0.12
Pass Through Taxation (Zero Rate)	(26.44)	(80.39)	19.00
Other Non-Deductible Items	0.02	(0.03)	0.01
Tax credits	(1.09)	5.12	(4.51)
Tax Rate Differentials	(2.06)	12.28	(11.69)
Withholding Tax	2.12	(6.54)	3.73
Valuation Allowance	0.17	0.00	0.00
Other Adjustments	(0.09)	(0.23)	(1.79)
Effective Tax Rate	6.68%	(36.00)%	38.87%

In accordance with the provisions of ASC Topic 740, an uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As of December 31, 2013, the Company had $198 of uncertain tax position liabilities related to its domestic U.S operations.  At December 31, 2012, the Company had no reserves for any uncertain tax positions.

A summary of the Company’s uncertain tax positions is as follows:

2013
Balance as of December 12, 2012	$—
Add New Colt’s uncertain tax position as of July 12, 2013	198
Additions based on tax provisions related to the current year	—
Additions for tax provisions of prior years	—
Reductions for tax provisions of prior years	—
Balance as of December 31, 2013	$198

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

The Company also provides certain postretirement health care coverage to retired U.S. employees who were subject to its collective bargaining agreement when they were employees. The cost of these postretirement benefits is determined actuarially and is recognized in the Company’s consolidated financial statements during the employees’ active working career. In connection with the Company’s collective bargaining agreement, it has capped certain retirees to approximately $250 (not in thousands) per employee, per month.

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

The components of cost recognized in the Company’s statement of operations for the Company’s postretirement health cost coverage are as follows:

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

The Company’s overall investment strategy is to achieve a mix of approximately 50% equity securities, 45% fixed income securities and 5% cash equivalents. This target allocation has not changed from the prior year.

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

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2013.

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

12.   Transactions with Related Parties

In July 2007, Colt Defense entered into a financial advisory agreement with Sciens Management LLC (“Sciens Management”), which through its affiliates, may be deemed to beneficially own a substantial portion of Colt Defense’s limited liability interests and whose managing member is also a member of Colt Defense’s Governing Board.  Under the terms of the agreement, the Company pays Sciens Management an aggregate annual retainer of $350. In July 2013, Colt Defense entered into a consulting services agreement (“Consulting Agreement”) with Sciens Institutional Services LLC (“Sciens Institutional”), an affiliate of Sciens Management.  Affiliates of Sciens Institutional beneficially owns a substantial portion of Colt Defense’s limited liability interests and Sciens Institutional’s managing member is a member of Colt Defense’s Governing Board. Under the terms of the Consulting Agreement, Sciens Institutional provides consulting services to Colt Defense for an aggregate annual fee of $650, payable quarterly in advance.

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

The Company leases its West Hartford facility from NPA Hartford LLC, a related party, for the Company’s corporate headquarters and primary manufacturing facility.  The lease expires on October 25, 2015.  For the year ended December 31, 2013, the rent expense under this lease was $642.

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

The Company’s remaining gross offset purchase commitment is the total amount of offset purchase commitments reduced for claims submitted and approved by the governing agencies.  At December 31, 2013 and 2012, the remaining gross offset purchase commitments totaled $64,131 and $68,180, respectively. The Company has evaluated its settlement of its remaining gross offset purchase commitments through probable planned spending and other probable satisfaction plans to determine its net offset purchase commitment.  The Company has accrued $1,639 and $1,804 as of December 31, 2013 and 2012, respectively, based on its estimated cost of settling the remaining net offset purchase commitment.

In the third quarter of 2013, the Company and the US Government agreed to retrofit previously delivered M240 machine guns for a gun part not meeting technical specifications.

The following table summarizes the impact of this retrofit on the M240 Program contract modification and contract obligation expense activity included in the Company’s consolidated statement of operations:

	As Originally Reported			Adjustments	As Restated
	For the nine	For the three			For the three
	months ended	months ended	For the year-ended		months ended
	September 29,	December 31,	December 31,	M240 Program	December 31,
	2013	2013	2013	Error	2013

M240 Program - contract modification	$—	$—	$—	$(6,820)	$(6,820)
Impact to Total Net Sales	—	—	—	(6,820)	(6,820)

Cost of Sales	—	—	—	3,381	3,381
Contract obligation expense	7,041	472	7,513	(7,513)	—
Impact to Total Cost of Sales	7,041	472	7,513	(4,132)	3,381

Impact to Gross Profit	$(7,041)	$(472)	$(7,513)	$(2,688)	$(10,201)

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

The $6,820 M240 Program contract modification was recorded as a reduction in net sales.  The contract price reduction allowed for the U.S. Government to apply previously committed funding to the procurement of third party parts, to be utilized in the Company’s retrofit of previously delivered M240 machine guns.  The M240 Program - contract modification will result in a reduction of future cash proceeds from the sale of new M240 machine guns and therefore is included in customer advances and deferred revenue on the Company’s consolidated balance sheet as of December 31, 2013.  The customer advance and the deferred liability are classified as current liabilities based on the Company’s best estimate of when new M240 machine guns, impacted by the M240 Program contract modification will be delivered.  The M240 Program contract obligation expense of $3,381 relates to the estimated costs to retrofit previously delivered M240 machine guns, exclusive of the parts being supplied by the U.S. Government.  As of December 31, 2013 $1,194 was included in accrued expenses, a current liability on the Company’s consolidated balance sheet, related to the Company’s M240 Program contract obligation expense based on the Company’s best estimate of when the expenses will be incurred.  The M240 Program contact obligation expense was based on the Company’s best estimate of costs to satisfy the contract obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation could vary from this estimate.  The Company did not incur a comparable expense in the prior year.

The Company is involved in various legal claims and disputes in the ordinary course of its business.  The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.  Management evaluates, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued. At this time, management does not anticipate any such loss would have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.  During 2012, the Company settled a matter for $625.

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

Colt Defense LLC

Restated Adjusted EBITDA

December 31, 2013

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	2013	2012	2011
	(As Restated)	(As Revised)

Net income (loss)	$22,867	$(6,858)	$4,988
Income tax (benefit) expense	1,636	1,815	3,171
Depreciation and amortization (i)	6,359	5,696	5,476
Interest expense	27,687	24,579	24,010
Sciens fees and expenses (ii)	686	356	450
Pension curtailment expense (iii)	—	1,325	—
Business development costs (iv)	575	881	504
Transaction costs (v)	1,147	—	—
Restructuring costs (vi)	782	—	—
Gain on effective settlement of contract (vii)	(15,264)	—	—
Lease buyout expense (viii)	287	—	—
M240 Program - contract modification and obligation expense (ix)	10,201	—	—
Other (income) expenses, net (x)	(562)	(474)	266

Adjusted EBITDA	$56,401	$27,320	$38,865

(i)                       Includes depreciation and amortization of intangible assets.

(ii)                    Includes fees and expenses pursuant to the agreements with Sciens Management and Sciens International.

(iii)                 Non-cash expense associated with the curtailment of pension plans.

(iv)                Primarily outside professional service fees associated with strategic initiatives.

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

Major Customer Information

In 2013, two direct foreign customers accounted for 23% and 10% of restated net sales, respectively. In 2012, two direct foreign customers accounted for 21% and 10% of net sales, respectively. In 2011, sales to a direct foreign customer represented 11% of the Company’s net sales.

In 2013, one domestic distributor accounted for 11% of restated net sales. Sales to New Colt (prior to the Merger in 2013) accounted for 16% of net sales in 2013, 34% in 2012 and did not exceed 10% in 2011.

Sales to the U.S. government represented 7% of restated net sales in 2013, 11% of net sales in 2012, and 31% in 2011.

15.  Concentration of Risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At December 31, 2013, the two largest individual trade receivable balances accounted for 28% and 18% of total accounts receivable. At December 31, 2012, the two largest individual trade receivable balances accounted for 55% and 25% of total accounts receivable.

Labor

The United Automobile, Aerospace & Agricultural Implements Workers of America (the “Union”) represents Colt’s West Hartford work force pursuant to a collective bargaining agreement that expires March 31, 2014. The Union represents approximately 72% of Colt’s U.S. workforce.

16.  Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred revenue	$778	$905
Royalty payable	1,125	—
Other	327	3
	$2,230	$908

17.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2010	$380	$(10,523)	$2,659	$(7,484)
Other comprehensive income before reclassifications	—	(5,765)	—	(5,765)
Amounts reclassified from accumulated other comprehensive income	(2)	565	—	563
Currency translation	—	—	(444)	(444)
Net current period other comprehensive income	(2)	(5,200)	(444)	(5,646)
Balance, December 31, 2011	378	(15,723)	2,215	(13,130)
Other comprehensive income before reclassifications	375	(2,697)	—	(2,322)
Amounts reclassified from accumulated other comprehensive income	72	1,021	—	1,093
Currency translation	—	—	517	517
Net current period other comprehensive income	447	(1,676)	517	(712)
Balance, December 31, 2012 (As Revised)	825	(17,399)	2,732	(13,842)
Other comprehensive income before reclassifications	—	5,890	—	5,890
Amounts reclassified from accumulated other comprehensive income	(172)	673		501
Currency translation	—	—	(1,889)	(1,889)
Net current period other comprehensive income	(172)	6,563	(1,889)	4,502
Balance, December 31, 2013 (As Restated)	$653	$(10,836)	$843	(9,340)

18.  Quarterly Operating Results (Unaudited)

	For the Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Revised)	(As Revised)	(As Revised)	(As Restated)
Statement of operations data:
Net sales	$63,849	$64,212	$73,030	$69,792
Cost of sales	45,112	45,830	58,487	47,683
Gross profit	18,737	18,382	14,543	22,109
Business development	75	169	463	(132)
Transaction and restructuring costs	—	416	1,092	421
Gain on effective settlement of contract	—	—	(15,264)	—
Net income	5,129	4,387	10,857	2,494

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

Government to apply previously committed funding to the procurement of third party parts, to be utilized in the Company’s retrofit of previously delivered M240 machine guns as well as a reduction in M240 Program contract obligation expense of ($3.7) million.  The aggregate reduction in gross profit associated with the M240 Program contract modification and contract obligation expense was $10.2 million.  See Note 13, “Commitments and Contingencies” for further information.

For the year ended December 31, 2013, the Company recorded $1.1 million of certain transaction costs related to its acquisition of New Colt on July 12, 2013. This was primarily for legal fees related to the Merger. For additional information about this transaction, see “Note 3 Acquisition.”

For the year ended December 31, 2013, the Company recorded $0.8 million of expense related to a restructuring action that was initiated and completed during the third quarter as result of its acquisition of New Colt on July 12, 2013. For additional information about this transaction, see “Note 4 Restructuring Costs.”

Immediately prior to the Merger, the Company recorded the effective settlement of a pre-existing relationship with New Colt related to its license agreement (the “License”) with New Colt for the use of certain Colt trademarks. As a result of the effective settlement of the pre-existing relationship, the Company recorded a gain of $15,264 (“Settlement Gain”), which equals the calculated gain of $16,320 reduced by the write-off of Colt Defense’s prepaid license balance of $1,056.

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

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands of dollars)

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,647	$—	$8,726	$—	$—	$42,373
Restricted cash	777	—	—	—	—	777
Accounts receivable, net	15,243	—	7,701	—	—	22,944
Inventories	30,338	—	10,223	—	—	40,561
Other current assets	3,936	—	1,743	—	(2,328)	3,351
Total current assets	83,941	—	28,393	—	(2,328)	110,006

Property and equipment, net	17,272	—	4,862	—	—	22,134
Investment in subsidiaries	27,849	—	—	—	(27,849)	—
Goodwill	4,175	—	10,772	—	—	14,947
Intangible assets with finite lives, net	1,528	—	4,509	—	—	6,037
Deferred financing costs	7,642	—	—	—	—	7,642
Long-term restricted cash	810	—	—	—	—	810
Other assets	1,588	—	—	—	—	1,588
Total assets	$144,805	$ `	$48,536	$—	$(30,177)	$163,164

LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$6	$—	$—	$—	$—	$6
Accounts payable	9,691	—	5,692	—	(2,328)	13,055
Accrued expenses	16,289	—	4,026	—	—	20,315
Pension and retirement liabilities - current portion	626	—	—	—	—	626
Customer advances and deferred revenue	744	—	9,258	—	—	10,002
Total current liabilities	27,356	—	18,976	—	(2,328)	44,004

Long term debt	247,567	—	—	—	—	247,567
Pension and retirement liabilities	20,261	—	—	—	—	20,261
Other long-term liabilities	908	—	1,515	—	—	2,423
Total long-term liabilities	268,736	—	1,515	—	—	270,251
Total liabilities	296,092	—	20,491	—	(2,328)	314,255
Commitments and contingencies (Notes 7 & 11)
Deficit:
Total (deficit) equity	(151,287)	—	28,045	—	(27,849)	(151,091)
Total liabilities and debt	$144,805	$—	$48,536	$—	$(30,177)	$163,164

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2013

(As Restated)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$206,115	$—	$114,959	$—	$(50,191)	$270,883
Cost of sales	152,766	—	93,843	—	(49,497)	197,112
Gross Profit	53,349	—	21,116	—	(694)	73,771

Operating expenses:
Selling and commissions	10,799	—	3,343	—	—	14,142
Research and development	2,452	—	3,674	—	—	6,126
General and administrative	11,125	—	4,546	—	(382)	15,289
Business development	575	—	—	—	—	575
Certain transaction costs	—	—	1,147	—	—	1,147
Restructuring costs	479	—	303	—	—	782
Gain on effective settlement of contract	(15,264)	—	—	—	—	(15,264)
Total operating expenses	10,166	—	13,013	—	(382)	22,797
Operating income (loss)	43,183	—	8,103	—	(312)	50,974

Other (income)/expense:
Interest expense	24,294	—	3,393	—	—	27,687
Other (income)/expense, net	(1,722)	—	412	—	94	(1,216)
Total other expenses, net	22,572	—	3,805	—	94	26,471
Income (loss) before provision for income taxes	20,611	—	4,298	—	(406)	24,503
Income tax expense	183	—	1,453	—	—	1,636
Equity in income from operations of consolidated subsidiaries	2,618	—	—	—	(2,618)	—

Net income (loss)	$23,046	$—	$2,845	$—	$(3,024)	$22,867

Comprehensive income (loss)	$27,565	$—	$1,732	$—	$(1,928)	$27,369

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2012

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$169,050	$—	$45,377	$—	$(811)	$213,616
Cost of sales	133,371	—	29,776	—	(525)	162,622
Gross Profit	35,679	—	15,601	—	(286)	50,994

Operating expenses:
Selling and commissions	10,766	—	2,351	—	—	13,117
Research and development	2,497	—	2,250	—	—	4,747
General and administrative	10,985	—	3,300	—	—	14,285
Business development	881	—	—	—	—	881
Total operating expenses	25,129	—	7,901	—	—	33,030
Operating income (loss)	10,550	—	7,700	—	(286)	17,964

Other (income)/expense:
Interest expense	24,502	—	77	—	—	24,579
Other (income)/expense, net	(2,315)	—	743	—	—	(1,572)
Total other expenses, net	22,187	—	820	—	—	23,007
Income (loss) before provision for income taxes	(11,637)	—	6,880	—	(286)	(5,043)
Income tax expense	330	—	1,485	—	—	1,815
Equity in income from operations of consolidated subsidiaries	4,912	—	—	—	(4,912)	—

Net income (loss)	$(7,055)	$—	$5,395	$—	$(5,198)	$(6,858)

Comprehensive income (loss)	$(7,766)	$—	$5,912	$—	$(5,716)	$(7,570)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

(As Revised)

	Colt	Colt	Total	Total Non-	Consolidating
	Defense	Finance	Guarantor	Guarantor	/Eliminating
	LLC	Corp	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$148,711	$—	$60,769	$—	$(664)	$208,816
Cost of sales	106,707	—	37,808	—	(664)	143,851
Gross Profit	42,004	—	22,961	—	—	64,965

Operating expenses:
Selling and commissions	10,959	—	2,821	—	—	13,780
Research and development	2,654	—	2,924	—	—	5,578
General and administrative	10,116	—	2,982	—	—	13,098
Business development	504	—	—	—	—	504
Total operating expenses	24,233	—	8,727	—	—	32,960
Operating income (loss)	17,771	—	14,234	—	—	32,005

Other (income)/expense:
Interest expense	23,991	—	19	—	—	24,010
Other (income)/expense, net	(3,700)	—	1,497	—	2,039	(164)
Total other expenses, net	20,291	—	1,516	—	2,039	23,846
Income (loss) before provision for income taxes	(2,520)	—	12,718	—	(2,039)	8,159
Income tax expense	304	—	2,867	—	—	3,171
Equity in income from operations of consolidated subsidiaries	7,812	—	—	—	(7,812)	—

Net income (loss)	$4,988	$—	$9,851	$—	$(9,851)	$4,988

Comprehensive income (loss)	$(658)	$—	$9,407	$—	$(9,407)	$(658)

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

2014 Legal Entity Restructuring

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

Going Concern Uncertainty Disclosure

The Company’s financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced liquidity challenges as a result of several business trends including the continued decline in market demand for the Company’s commercial modern sporting rifle (“MSR”), declines in demand for the Company’s commercial handguns and delays in anticipated timing of U.S. Government and certain international sales.  These business trends will continue to adversely impact the Company’s operations. These factors have materially affected the Company’s liquidity, including its ability to repay existing indebtedness as it becomes due and to meet other current obligations, including, as discussed below, the probability that the Company will not be able to make its May 15, 2015 Senior Notes interest payment. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is not in compliance under the Indenture governing its Senior Notes because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the event that the Company receives a notice from the trustee under the Indenture governing our Senior Notes or holders of at least 25% of the aggregate principal amount of its Senior Notes and does not cure such non-compliance within 60 days from the receipt of such notice, the principal and accrued and unpaid interest on its outstanding Senior Notes may be accelerated.  As of May 7, 2015 the Company has not received such notice. The Company is otherwise in compliance with financial and other covenants contained in its existing debt agreements, but it may not be able to maintain compliance with such financial and other covenants in the future.

Management’s plan to mitigate the business risk associated with the Company’s increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize the Company’s performance and reduce costs, (iii) managing inventory levels for positive cash flow, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales and (v) seeking ways to restructure the Company’s unsecured debt to reduce overall debt service costs.  In conjunction with the Company’s plan to restructure its unsecured debt, the Company announced on April 16, 2015 that it has commenced an exchange offer for its Senior Notes.  See “Restructuring Transaction” below.

Refinancing of $70 Million Senior Secured Term Loan

On November 17, 2014, the Company entered into a $70.0 million senior secured term loan facility with Wilmington Savings Fund Society, FSB, as agent, and Morgan Stanley Senior Funding Inc., as lender, (the “MS Term Loan”) which replaced the Company’s former Term Loan agreement (see Note 6 “Notes Payable and Long-Term Debt — Term Loan”) and provided the Company a net amount of $4.1 million of additional liquidity.  The $70 million of proceeds from the MS Term Loan were disbursed as follows: $53.0 million for repayment of the Company’s former Term Loan principal, interest and premium, $10.9 million for its Senior Notes interest payment paid on November 17, 2014, $2.0 million for fees and expenses associated with the MS Term Loan and $4.1 million of net proceeds remitted to the Company for additional liquidity.  The MS Term Loan (i) does not contain financial covenants or amortization provisions similar to those provisions in the Company’s former Term Loan agreement; (ii) provides for the accrual of interest on an 8% cash and 2% payment-in-kind basis; and (iii) will mature no later than August 15, 2018 subject to the satisfaction of certain conditions.  The former Term Loan agreement did not permit pre-payment at such time and thus, the Company agreed with the former Term Loan lenders to pay a premium of $4.3 million in addition to the outstanding principal and accrued interest balances.

The lenders under the Company’s former Credit Agreement also agreed to amendments to the Credit Agreement (see Note 6 “Notes Payable and Long-Term Debt”) necessary for the Company to enter into the MS Term Loan.  These amendments included, among other things, (i) reducing the senior secured revolving loans available from $50.0 million to $33.0 million and (ii) incorporating a minimum $7.5 million excess availability threshold for borrowings.  The former Credit Agreement also contained customary events of default including, but not limited to, no material litigation or defaults under material contracts and no material adverse change.  In connection with any borrowing requests, management must certify, among other things, to no default or event of default.

The MS Term Loan also contained a covenant requiring the Company to deliver audited financial statements within 90 days following each fiscal year, together with an audit opinion that does not contain a “going concern” explanatory paragraph.  The Company entered into Amendment No. 1 to the MS Term Loan on December 16, 2014 waiving the requirement that the consolidated financial statements for the year ended December 31, 2013 does not contain an audit opinion that contains a “going concern” or like qualification or exception in connection with the filing of this 2013 Form 10-K/A.

Refinancing of $33 Million Senior Secured Term Loan Facility

On February 9, 2015, the Company entered into a credit agreement (“Cortland Credit Agreement”) dated as of February 9, 2015 with Cortland Capital Market Services LLC (“Cortland”) as agent, and certain lenders party thereto from time to time.  The Cortland Credit Agreement provides for a term loan of $33.0 million, which includes the arrangement of certain cash collateralized letters of credit in an aggregate face amount of up to $7.0 million.    Under the Cortland Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in its intellectual property. The Cortland Credit Agreement provides for the accrual of interest at a fixed rate of 10% per annum and matures August 15, 2018. The Cortland Credit Agreement limits the Company’s ability to incur additional indebtedness, make certain investments or restricted payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets.  The Cortland Credit Agreement requires the Company to comply with financial covenants which primarily relate to maintaining a minimum amount of collateral (measured as the sum of cash and cash equivalents, inventory and accounts receivable, each as determined in accordance with the Cortland Credit Agreement) and a minimum amount of inventory.  As of the date of this form 10-K/A, the Company is in compliance with the minimum collateral and minimum inventory covenants.

The Cortland Credit Agreement also contains customary events of default including, but not limited to, no material litigation or defaults under material contracts and no material adverse change.

The $33.0 million of proceeds from the Cortland Credit Agreement were disbursed as follows: $12.1 million were used to repay all amounts outstanding under the Company’s former Credit Agreement dated as of September 29, 2011 with Wells Fargo Capital Finance, LLC, $5.3 million for cash collateral for certain letters of credit, $2.4 million to pay fees incurred in connection with the consummation of the Cortland Credit Agreement and the termination of the former Credit Agreement and $13.2 million for additional liquidity and for general working capital purposes.

The former Credit Agreement and all commitments to lend thereunder were terminated on February 9, 2015.  At that time, the Company had approximately $4.8 million of outstanding letters of credit under the former Credit Agreement.  Approximately $5.3 million of proceeds from the Cortland Credit Agreement were utilized to collateralize letters of credit arranged by Cortland, which backed the outstanding letters of credit under the former Credit Agreement and the availability of cash collateralized letters of credit under the Cortland Credit Agreement was reduced to approximately $1.7 million.

The lenders under the Company’s existing MS Term Loan dated as of November 17, 2014 agreed to amendments to the MS Term Loan necessary for the Company to enter into the Cortland Credit Agreement.  Such amendments were effective on February 9, 2015.

Restructuring Transaction

On April 14, 2015, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation of its Senior Notes and a solicitation of acceptances to a prepackaged plan of reorganization (the “Prepackaged Plan”).

The Exchange Offer will offer the Company’s 10.0% Junior Priority Senior Secured Notes due 2023 (the “New Notes”) and related guarantees for any and all outstanding Senior Notes.  Holders of the Senior Notes will be offered New Notes in the amount of $300, plus accrued and unpaid interest, per $1,000 principal amount of Senior Notes (not in thousands). In addition, holders of the Senior Notes who validly tender their Senior Notes and validly vote to accept the Prepackaged Plan prior to midnight, New York City time, on May 11th, 2015, will receive an additional consent payment of $50 per $1,000 principal amount of Senior Notes (not in thousands).  The New Notes will mature on November 15, 2023.  Interest on the New Notes will accrue from the issue date of the New Notes at the rate of 10.00% per annum in cash.

The closing of the Exchange Offer is conditioned upon, among other things, the valid tender of no less than 98% of the aggregate principal amount of Senior Notes.  In the event that the conditions to the Exchange Offer are not satisfied and such conditions are not waived by the Company, the Company would need to determine whether it would be more advantageous to file petitions under Chapter 11 of the Bankruptcy Code to consummate the Prepackaged Plan.  Therefore, the Company and its subsidiaries are simultaneously soliciting holders of the Senior Notes to approve the Prepackaged Plan as an alternative to the Exchange Offer.  If the restructuring is accomplished through the Prepackaged Plan, 100% of the Senior Notes, plus accrued and unpaid interest, will be cancelled and holders of the Senior Notes will receive their pro rata share of the New Notes.  The Company and its subsidiaries, however, have not made any affirmative decision to proceed with any bankruptcy filing at this time.

Consummation of the Prepackaged Plan through an in-court restructuring would have principally the same effect as if 100% of the holders of Senior Notes had tendered their Senior Notes in the Exchange Offer, except a consent payment, if any, will only be payable upon successful completion of the Exchange Offer.  To obtain requisite acceptance of the Prepackaged Plan by virtue of the

Bankruptcy Code’s plan confirmation requirements, holders of the Senior Notes representing at least two-thirds in amount and more than one half in number of those who actually vote must accept the Prepackaged Plan.

If the Exchange Offer or the Prepackaged Plan is not consummated for any reason, the Company may need to seek relief under the Bankruptcy Code without the benefit of a plan of reorganization that has been pre-approved by its creditors. The Company believes that seeking relief under the Bankruptcy Code, other than in connection with the Prepackaged Plan, could materially and adversely affect the relationships between the Company and its existing and potential customers, employees, partners and other stakeholders and subject it to other direct and indirect adverse consequences.

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

A Named Executive Officer may receive his or her benefit following termination of employment, if he or she has attained early retirement age, and may defer benefit payments until any time between early retirement age and normal retirement age.  Early retirement age is defined as age 55 or over with at least 10 years of service.  As of December 31, 2013, Messrs. Veilleux, Grody, and Magouirk had not attained early retirement age.

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

Potential Payments upon Termination or Change in Control

Other than with respect to Mr. Veilleux and Mr. Flaherty, we do not have formal employment or change of control agreements with our Named Executives.  Pursuant to Mr. Veilleux’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Veilleux’s employment other than for “cause” (as defined in the employment agreement), the Company will provide Mr. Veilleux with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Veilleux’s delivery of an executed release.  See “Summary Tables for Potential Payments Upon Termination or Change in Control” for the effect of a public offering or change of control on Mr. Veilleux’s stock options.

Pursuant to Mr. Flaherty’s employment agreement, his employment is “at will” and it may be terminated by either party at any time and for any reason upon written notice.  If the Company terminates Mr. Flaherty’s employment other than for “cause” (as defined in his employment agreement), the Company will provide Mr. Flaherty with monthly severance payments equal to one year’s base salary, commencing 30 days after termination of employment and subject to Mr. Flaherty’s delivery of an executed release.  See “Summary Tables for Potential Payments Upon Termination or Change in Control” for the effect of a public offering or change of control on Mr. Flaherty’s stock options.

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.11	Limited Liability Company Interests Purchase Agreement, dated as of July 12, 2013, by and between Colt Defense LLC and the	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 12, 2013 buyers party thereto.

10.12	Option Agreement, dated as of July 12, 2013, by and among Colt’s Manufacturing Company LLC, Colt Archive Properties LLC, Donald E. Zilkha and John P. Rigas.	Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 12, 2013

10.13	Services Agreement, dated as of July 12, 2013, by and among Colt Defense LLC, Colt Archive Properties LLC and Colt’s Manufacturing Company LLC.	Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 12, 2013

12	Statement of ratio of earnings to fixed charges.	Exhibit 12 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

14	Colt Defense LLC Code of Ethics for Senior Officers dated June 22, 2011.	Exhibit 14 to the Company’s Annual Report on Form 10-K dated February 24, 2012

21	Subsidiaries of Registrant	Filed herewith

24.1	Power of Attorney	Included on Page 112 of this Annual Report on Form 10-K

25.1	Form T-1 Statement of Eligibility of Wilmington Trust FSB, as Trustee for Indenture dated November 10, 2009.	Exhibit 25.1 to the Company’s Registration Statement on Form S-4 dated January 5, 2011

31.1	Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Dennis R. Veilleux and Scott B. Flaherty pursuant to 18 U.S.C. Section 1350	Filed electronically herewith

99.1	Press Release, dated July 12, 2013, titled “ Colt Defense LLC and New Colt Holding Corp. Merge”	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 12, 2013

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

Exhibit 99.2 to the Company’s Current Report on Form 8-K/A dated July 12, 2013

99.4	Unaudited pro forma condensed consolidated financial statements as of and for the three months ended March 31, 2013 and for the year ended December 31, 2012 and the notes thereto.	Exhibit 99.3 to the Company’s Current Report on Form 8-K/A dated July 12, 2013

99.5	Press Release dated August 22, 2013, titled “Colt Defense Announces Senior Management Change”.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 20, 2013

101.INS	XBRL Instance Document *	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document *	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	Filed electronically herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	Filed electronically herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	Filed electronically herewith

†	Management contracts and compensatory plans and arrangements.
*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a Registration Statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in West Hartford, Connecticut, on the 7th  day of May, 2015.

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

Signature	Title	Date
/s/ Dennis R. Veilleux	Chief Executive Officer & Manager	May 7, 2015
Dennis R. Veilleux

/s/ Scott B. Flaherty	Chief Financial Officer	May 7, 2015
Scott B. Flaherty

/s/ Kevin G. Green	Corporate Controller	May 7, 2015
Kevin G. Green

/s/ Gen. George W. Casey, Jr., USA (ret.)	Manager	May 7, 2015
Gen. George W. Casey Jr., USA (ret.)

/s/ Gen. the Lord Guthrie of Craigiebank	Manager	May 7, 2015
Gen. the Lord Guthrie of Craigiebank

/s/ Michael Holmes	Manager	May 7, 2015
Michael Holmes

/s/ John P. Rigas	Manager	May 7, 2015
John P. Rigas

/s/ Daniel J. Standen	Manager	May 7, 2015
Daniel J. Standen

/s/ Philip A. Wheeler	Manager	May 7, 2015
Philip A. Wheeler