Form 10-Q/A
period 2014-03-30
Colt Defense LLC; Colt Finance Corp.
filed 2015-05-29
CIK 1508677, 1512369

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

The number of shares outstanding of the Registrant’s common stock as of May 29, 2015 was none.

EXPLANATORY NOTE

In this amended Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2014 we are responding to Securities and Exchange Commission (the “SEC”) comments on our first quarter 2014 Form 10-Q (“Quarterly Report”) filed May 14, 2014 to (i) include certifications under Section 906 of the Sarbanes-Oxley Act and (ii) update our certifications under Section 302 of the Sarbanes-Oxley Act to include internal control over financial reporting language in the introductory portion of paragraph 4.  In connection with our response to the SEC comments, we are also updating Item 4 “Controls and Procedures” and amending the financial statements included in this Quarterly Report to (i) reflect the correction of previously identified out of period errors that were immaterial to the consolidated financial statements individually and in the aggregate prior to the discovery of the M240 machine gun program (the “M240 Program”) error (see Note 2 Summary of Significant Accounting Policies and “Restatement of Previously Issued Consolidated Financial Statements ”) (ii) updated Note 16 “Commitments and Contingencies” with respect to the correction of the M240 Program error and updated related M240 Program disclosures and (iii) include language in Note 21  “Subsequent Events” with respect to our current liquidity position and ability to continue as a going concern and other recent events. In addition, the Company identified an error in its Consolidated Statement of Changes in Cash Flows for the three months ended March 30, 2014.  To correct for such error, the Company has revised the Statement of Changes in Cash Flows to correct for the $19 (in thousands of dollars) misclassification between depreciation and amortization and purchases of property and equipment (see Note 2 “Summary of Significant Accounting Policies”).  The impact of correcting the error is an increase in cash used in operations and a decrease in cash used in investing activities of $19 (in thousands of dollars). We do not consider the cash flow error to be material. This Quarterly Report also includes updates to reflect certain monetary amounts, percentages and other figures that have been subject to rounding adjustments in the notes to the financial statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which updates we believe are not material.

This explanatory note is an integral part of this Form 10-Q/A.  Except as described above, this amended Quarterly Report does not amend, update or change any other items or disclosures in the original filing on May 14, 2014 and does not purport to reflect any information or events subsequent to the filing date of the original filing.  As such, this amended Quarterly Report speaks only as of the date the original filing was filed, and the Registrants have not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events.  Accordingly, this amended Quarterly Report should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the original filing, including any amendment to those filings.

Restatement of Previously Issued Consolidated Financial Statements

In our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, filed September 15, 2014 (Form 10-K/A #1), we restated our previously issued consolidated financial statements for the year ended December 31, 2013, (the “Restated Period”).  We also restated the Selected Financial Data in Item 6 for fiscal 2013.  The restatement was the result of our correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  We assessed the impact of this error on our 2013 annual financial statements and concluded that the impact of this error was material to these financial statements.  Consequently, we restated the financial statements for the year ended December 31, 2013.  As a result of this restatement we restated our Consolidated Balance Sheet as of December 31, 2013 to reflect a $4.1 million decrease in accrued expenses, a $6.8 million increase in customer advances and deferred income and a $2.7 million increase in accumulated deficit, primarily as a result of the correction of the M240 Program error.  In conjunction with the correction of the M240 Program error, other previously recorded out of period errors which were immaterial to the consolidated financial statements individually or in the aggregate prior to the discovery of the M240 Program error were also adjusted to be reflected in the proper period.

Because the correction of the M240 Program error did not impact the consolidated statement of operations for the quarter ended March 30, 2014 and the correction of the previously identified out of period adjustments related to the quarters ended March 30, 2014 and March 31, 2013 were not material (see Note 2 Summary of Significant Accounting Policies), we did not revise our Form 10-Q for the quarter ended March 30, 2014 at the time we filed Form 10-K/A #1.  In connection with our response to SEC comments on our first quarter Form 10-Q, however, we have revised our results for the quarters ended March 30, 2014 and March 31, 2013 to reflect the correction of the previously recorded out of period adjustments.

Colt Retirement Defined Benefit Plan

As previously disclosed in our Form 8-K filed on February 10, 2015, we have determined that pension benefits for certain retirees that were hourly employees (“bargaining unit retirees”) covered by the Colt Retirement Defined Benefit Plan have been calculated incorrectly since the inception of the pension plans in 1990.  After working with our external actuarial pension plan consultant to determine which bargaining unit retirees have been affected and to quantify the effect of any calculation errors, we have concluded that the impact of the error is immaterial to all prior periods and the effect of the correction will be immaterial to the 2014 annual financial statements.  Accordingly, the cumulative effect of the error will be recorded as an out of period charge of $3.5 million in the fourth quarter of 2014.

Liquidity and Going Concern

As noted in our Form 12b-25 filed May 21, 2015 we continue to experience liquidity challenges.  Our liquidity challenges have limited our ability to produce sufficient commercial MSR and handgun products to meet market demand for those products during the fiscal quarter ended April 5, 2015.  We also continue to see delays in the timing of U.S. Government and certain international sales.

On April 14, 2015, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation of our Senior Notes and a solicitation of acceptances to a prepackaged plan of reorganization (the “Prepackaged Plan”).  On May 26, 2015, the Company announced an extension of our Exchange Offer and solicitation of acceptances to the Prepackaged Plan until June 2, 2015 as the Company continues its discussions with an ad hoc group of holders of the Senior Notes as discussed below.

As previously disclosed in the Company’s Current Report on Form 8-K filed on May 18, 2015, the Company has entered into the permitted grace period with respect to a $10.9 million interest payment due under the Indenture dated as of November 10, 2009 (as supplemented by the supplemental indenture, dated as of June 19, 2013 and the supplemental indenture, dated as of July 12, 2013, the “Indenture”), by and among the Registrants, certain subsidiary guarantors, and Wilmington Trust FSB, as indenture trustee (the “Trustee”), which governs its outstanding Senior Notes. The interest payment was due May 15, 2015; however, under the terms of the Indenture, the failure to make such payment does not become an event of default for 30 days after the scheduled due date.  If the Company does not make the interest payment on or before June 14, 2015, however, the Trustee or holders of at least 25% of the outstanding principal amount of the Senior Notes would be permitted to accelerate the payment of principal and accrued but unpaid interest on the outstanding Senior Notes to become immediately due and payable by providing notice of such acceleration. The Company believes it is in the best interests of its stakeholders to actively address the Company’s capital structure and has commenced discussions with an ad hoc group of holders of the Senior Notes.  The Company hopes that such discussions will result in a consensual restructuring transaction.

As of May 29, 2015, the Company has not made its Senior Notes interest payment due on May 15, 2015.  In addition, the Company is not in compliance under the Indenture governing its Senior Notes because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or its Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2015.  In the event that the Company receives a notice from the trustee under the Indenture governing its Senior Notes or holders of at least 25% of the aggregate principal amount of our Senior Notes and does not cure such non-compliance within 60 days from the receipt of such notice, the principal and accrued but unpaid interest on the Company’s outstanding Senior Notes may be accelerated.  As of May 29, 2015, the Company has not received such notice.  The Company is otherwise in compliance with financial and other covenants contained in its existing debt agreements, but the Company may not be able to maintain compliance with such covenants in the future.

The matters discussed above raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern will be dependent upon its ability to complete asset sales, restructure or refinance existing debt, obtain modifications or waivers of our loan covenants or other actions.  There can be no assurance of the Company’s success in these efforts.  The Company’s inability to comply with its loan covenants, obtain waivers of non-compliance, restructure or refinance its existing debt or complete asset sales would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s plan to mitigate the business risk associated with its increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize its performance and reduce costs, (iii) managing inventory levels for positive cash flow, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales and (v) seeking ways to restructure its unsecured debt to reduce overall debt service costs.  There can be no assurance of the Company’s success in these efforts.

If the Company does not consummate the Exchange Offer or the Prepackaged Plan for any reason, the Company may need to seek relief under the Bankruptcy Code without the benefit of a plan of reorganization that has been pre-approved by its creditors. The Company believes that seeking relief under the Bankruptcy Code other than in connection with the Prepackaged Plan could materially and adversely affect the relationships between the Company and its existing and potential customers, employees, partners and other stakeholders and subject the Company to other direct and indirect adverse consequences.

As noted in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2013, filed May 7, 2015, the Company had preliminarily determined, through its Step I goodwill impairment analysis, that the fair value of its West Hartford reporting unit was less than its carrying value and the Company was working to complete Step II of the goodwill impairment analysis to determine the actual amount of the non-cash impairment charge to be recorded in the fourth quarter of 2014 and that the Company may also need to record a non-cash impairment charge with respect to its indefinite-lived trademarks in the fourth quarter of 2014.  The preliminary Step II goodwill impairment analysis indicates that the Company will need to record a non-cash impairment charge in the fourth quarter of 2014 to write-off all of the Company’s West Hartford reporting unit’s goodwill and the Company is working to complete its analysis to determine the actual amount of the charge.  The goodwill recorded at the Company’s West Hartford reporting unit as of September 28, 2014 is $41.1 million.  The Company’s preliminary impairment analysis with respect to its indefinite-lived trademarks indicates that the Company will need to record a non-cash impairment charge in the fourth quarter of 2014 of $11.8 million.  The carrying value of the Company’s indefinite-lived trademarks recorded at September 28, 2014 was $50.1 million.  The preliminary analysis does not indicate any other fourth quarter 2014 impairment charges with respect to our other tangible or intangible assets.  The impairment of the Company’s West Hartford reporting unit’s goodwill and indefinite-lived trademarks is a result of decreased revenue and earnings projections as a result of the decline in market demand for its commercial modern sporting rifle (“MSR”), declines in demand for the Company’s commercial handguns and delays in the timing of U.S. Government and certain international sales.

As of May 22, 2015, we had $11.1 million of cash and cash equivalents, of which $4.7 million is restricted cash.  We do not have any incremental borrowing capacity under our existing debt agreements.

COLT DEFENSE LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	March 30, 2014	December 31, 2013
	(As Revised)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$12,594
Restricted cash	771	771
Accounts receivable, net	13,536	22,482
Inventories	77,074	66,674
Deferred tax assets	106	954
Other current assets	5,193	5,962
Total current assets	104,079	109,437

Property and equipment, net	29,709	30,733
Goodwill	50,836	51,225
Trademarks	50,100	50,100
Intangible assets with finite lives, net	12,456	13,415
Deferred financing costs	7,135	7,742
Long-term restricted cash	572	572
Other assets	1,491	1,510
Total assets	$256,378	$264,734
LIABILITIES AND DEFICIT
Current liabilities:
Line of credit	$—	$7,083
Accounts payable	16,224	14,038
Accrued expenses (Note 10)	27,054	22,158
Pension and retirement liabilities - current portion	1,085	1,085
Customer advances and deferred income	21,211	19,467
Long-term debt - current portion	5,000	5,000
Accrued distributions to members	670	670
Total current liabilities	71,244	69,501

Long-term debt	290,123	289,817
Pension and retirement liabilities	21,252	21,670
Long-term deferred tax liability	17,819	18,715
Long-term distribution payable to members	2,277	2,277
Other long-term liabilities	2,082	2,230
Total long-term liabilities	333,553	334,709
Total liabilities	404,797	404,210
Commitments and Contingencies (Note 16)
Deficit:
Accumulated deficit	(138,188)	(130,136)
Accumulated other comprehensive loss	(10,231)	(9,340)
Total deficit	(148,419)	(139,476)
Total liabilities and deficit	$256,378	$264,734

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(As Revised)	(As Revised)
Net sales	$50,080	$63,849
Cost of sales	40,386	45,112
Gross profit	9,694	18,737

Operating expenses:
Selling and commissions	4,461	3,095
Research and development	1,243	820
General and administrative	3,909	3,730
	9,613	7,645
Business development	500	75
Total operating expenses	10,113	7,720
Operating income	(419)	11,017

Other expense (income):
Interest expense	7,684	5,994
Other income	(71)	(787)
Total other expense, net	7,613	5,207
Income (loss) before provision for income taxes	(8,032)	5,810
Income tax expense (benefit)	(86)	681
Net income (loss)	$(7,946)	$5,129

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(As Revised)	(As Revised)
Net income (loss)	$(7,946)	$5,129

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation losses	(938)	(577)

Pension and postretirement benefit liabilities:
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	47	133
	47	133
Comprehensive income (loss)	$(8,837)	$4,685

The accompanying notes are an integral part of these consolidated financial statements.

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)
(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(As Revised)	(As Revised)
Operating Activities
Net income (loss)	$(7,946)	$5,129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,289	1,162
Amortization of financing fees	606	414
Amortization of debt discount	305	104
Deferred income taxes	3	(60)
Other non-cash items	(15)	13
Changes in operating assets and liabilities:
Accounts receivable	8,649	(15,611)
Inventories	(10,672)	(6,151)
Prepaid expenses and other current assets	734	(209)
Accounts payable and accrued expenses	6,955	7,166
Accrued pension and retirement liabilities	(371)	(282)
Customer advances and deferred income	2,076	(711)
Other	(105)	5
Net cash provided by (used in) operating activities	2,508	(9,031)
Investing Activities
Purchases of property and equipment	(634)	(1,265)
Change in restricted cash	—	5
Net cash used in investing activities	(634)	(1,260)
Financing Activities
Line of credit repayments	(7,083)	(6)
Purchase of common units	—	(14,000)
Net cash used in financing activities	(7,083)	(14,006)
Effect of exchange rates on cash and cash equivalents	14	(117)
Change in cash and cash equivalents	(5,195)	(24,414)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$7,399	$17,959

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63	$378
Cash paid for income taxes	313	295
Non-cash consideration for sale of equipment	—	23
Accrued purchases of fixed assets	—	7
Accrued distribution to members	2,947	1,418

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

The Company restated its Annual Report on Form 10-K/A, filed September 15, 2014, for the year ended December 31, 2013 and revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013.  (See Note 2, “Summary of Significant Accounting Policies — Restatement of Previously Issued Consolidated Financial Statements”).

Note 2            Summary of Significant Accounting Policies

Restatement of Previously Issued Consolidated Financial Statements

In the Company’s 2013 Annual Report on Form 10-K/A, filed September 15, 2014, it restated its previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”).  The Company also revised the unaudited interim financial statements for the first quarter of the fiscal year ended December 31, 2014, first three quarters in the fiscal year ended December 31, 2013 and the fourth quarter in the fiscal year ended December 31, 2012 and the year ended 2011, (the “Revised Periods”).

The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  There was no impact to the Company’s net sales or cost of sales in the quarters ended March 30, 2014 and March 31, 2013 related to the M240 Program error.  The Company restated the Company’s Consolidated Balance Sheet as of December 31, 2013 to reflect a $4,133 decrease in accrued expenses, a $6,820 increase in customer advances and deferred income and a $2,689 increase in total deficit, primarily as a result of the correction of the M240 Program error. In conjunction with the correction of the M240 Program error, other previously recorded, immaterial out of period adjustments were also adjusted to be reflected in the proper period.  Correction of these adjustments had the combined effect on the consolidated statements of operations for the three month period ended March 30, 2014 and March 31, 2013 of decreasing net income by $118 and increasing net income by $59, respectively.

The impacts of these adjustments for the three month periods ended March 30, 2014 and March 31, 2013 were as follows:

	Adjustments to
	Previously Reported Income Statement
	Increase (Decrease)
	Three Months Ended		Three Months Ended
	March 30, 2014		March 31, 2013
Net sales	$—		$—
Cost of sales	118	(A)	(67	)(B)
Gross profit	(118)		67
Selling and commissions	—		2
Research and development	—		1
General and administrative	—		5
Operating income	(118)		59
Net income (loss)	(118)		59

(A) Relates to correcting an error in provision for inventory loss in the three months ended March 30, 2014.

(B) Relates to an incorrect overpayment to a vendor which was originally recorded in the three months ended December 31, 2013, but relates to the three months ended March 31, 2013.

Comparison of revised financial statements to financial statements as previously reported

The following tables compare the Company’s previously reported Consolidated Statements of Operations, Comprehensive Income (Loss) and Changes in Cash Flows for the quarters ended March 30, 2014 and March 31, 2013 to the corresponding financial statements for the quarterly periods as revised.

Colt Defense LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars)

(Unaudited)

	March 30, 2014
			As Revised in
	As		this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$—	$7,399
Restricted cash	771	—	771
Accounts receivable, net	13,536	—	13,536
Inventories	77,192	(118)	77,074
Deferred tax assets	106	—	106
Other current assets	5,193	—	5,193
Total current assets	104,197	(118)	104,079
Property and equipment, net	29,709	—	29,709
Goodwill	50,836	—	50,836
Trademarks	50,100	—	50,100
Intangible assets with finite lives, net	12,456	—	12,456
Deferred financing costs	7,135	—	7,135
Long-term restricted cash	572	—	572
Other assets	1,491	—	1,491
Total assets	$256,496	$(118)	$256,378
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$16,224	$—	$16,224
Accrued expenses (Note 10)	31,185	(4,131)	27,054
Pension and retirement liabilities - current portion	1,085	—	1,085
Customer advances and deferred income	14,391	6,820	21,211
Long-term debt - current portion	5,000	—	5,000
Accrued distributions to members	670	—	670
Total current liabilities	68,555	2,689	71,244
Long-term debt	290,123	—	290,123
Pension and retirement liabilities	21,252	—	21,252
Long-term deferred tax liability	17,819	—	17,819
Long-term distribution payable to members	2,277	—	2,277
Other long-term liabilities	2,082	—	2,082
Total long-term liabilities	333,553	—	333,553
Total liabilities	402,108	2,689	404,797
Deficit:
Accumulated deficit	(135,399)	(2,789)	(138,188)
Accumulated other comprehensive loss	(10,213)	(18)	(10,231)
Total deficit	(145,612)	(2,807)	(148,419)
Total liabilities and deficit	$256,496	$(118)	$256,378

Colt Defense LLC and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars)

(Unaudited)

	Three months ended March 30, 2014			Three months ended March 31, 2013
			As Revised in			As Revised in
	As		this Quarterly	As		this Quarterly
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-Q	Reported	Adjustments	Form 10-Q

Net sales	$50,080	$—	$50,080	$63,849	$—	$63,849
Cost of sales	40,268	118	40,386	45,179	(67)	45,112
Gross Profit	9,812	(118)	9,694	18,670	67	18,737

Operating expenses:
Selling and commissions	4,461	—	4,461	3,093	2	3,095
Research and development	1,243	—	1,243	819	1	820
General and administrative	3,909	—	3,909	3,725	5	3,730
	9,613	—	9,613	7,637	8	7,645
Business development	500	—	500	75	—	75
Total operating expenses	10,113	—	10,113	7,712	8	7,720
Operating income	(301)	(118)	(419)	10,958	59	11,017

Other expense/(income):
Interest expense	7,684	—	7,684	5,994	—	5,994
Other (income)/expense, net	(71)	—	(71)	(787)	—	(787)
Total other expenses, net	7,613	—	7,613	5,207	—	5,207
Income (loss) before provision for income taxes	(7,914)	(118)	(8,032)	5,751	59	5,810
Income tax expense	(86)	—	(86)	681	—	681

Net income (loss)	$(7,828)	$(118)	$(7,946)	$5,070	$59	$5,129

Colt Defense LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 30, 2014			Three Months Ended March 31, 2013
			As Revised in			As Revised in
	As		this Quarterly	As		this Quarterly
	Previously		Report on	Previously		Report on
	Reported	Adjustments	Form 10-Q	Reported	Adjustments	Form 10-Q

Net income (loss)	$(7,828)	$(118)	$(7,946)	$5,070	$59	$5,129

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(938)		(938)	(577)	—	(577)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income	47	—	47	133	—	133
	47	—	47	133	—	133

Comprehensive income (loss)	$(8,719)	$(118)	$(8,837)	$4,626	$59	$4,685

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended March 30, 2014
			As Revised in
	As		this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q
Operating Activities
Net income (loss)	$(7,828)	$(118)	$(7,946)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,308	(19)	2,289
Amortization of financing fees	606	—	606
Amortization of debt discount	305	—	305
Deferred income taxes	3	—	3
Other non-cash items	(15)	—	(15)
Changes in operating assets and liabilites:
Accounts receivable	8,648	1	8,649
Inventories	(10,790)	118	(10,672)
Prepaid expense and other current assets	736	(2)	734
Accounts payable and accrued expense	6,952	3	6,955
Accrued pension and retirement liabilities	(371)	—	(371)
Customer advances and deferred income	2,076	—	2,076
Other	(103)	(2)	(105)
Net cash provided by operating activities	2,527	(19)	2,508

Investing Activities
Purchase of property and equipment	(653)	19	(634)
Net cash used in investing activities	(653)	19	(634)

Financing Activities
Line of credit repayments	(7,083)	—	(7,083)
Net cash used financing activities	(7,083)	—	(7,083)

Effect of exchange rates on cash and cash equivalents	14	—	14
Change in cash and cash equivalents	(5,195)	—	(5,195)
Cash and cash equivalents, beginning of period	12,594	—	12,594
Cash and cash equivalents, end of period	$7,399	$—	$7,399

Colt Defense LLC and Subsidiaries

Consolidated Statement of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31, 2013
			As Revised in
	As		this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q
Operating Activities
Net income	$5,070	$59	$5,129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,162	—	1,162
Amortization of financing fees	414	—	414
Amortization of debt discount	104	—	104
Deferred income taxes	(60)	—	(60)
Other non-cash items	13	—	13
Changes in operating assets and liabilites:
Accounts receivable	(15,618)	7	(15,611)
Inventories	(6,151)	—	(6,151)
Prepaid expense and other current assets	(91)	(118)	(209)
Accounts payable and accrued expense	7,166	—	7,166
Accrued pension and retirement liabilities	(338)	56	(282)
Customer advances and deferred income	(711)	—	(711)
Other	5	—	5
Net cash (used in) provided by operating activities	(9,035)	4	(9,031)

Investing Activities
Purchase of property and equipment	(1,265)	—	(1,265)
Change in restricted cash	5	—	5
Net cash used in investing activities	(1,260)	—	(1,260)

Financing Activities
Line of credit repayments	(6)	—	(6)
Purchase of common units	(14,000)	—	(14,000)
Net cash used financing activities	(14,006)	—	(14,006)

Effect of exchange rates on cash and cash equivalents	(113)	(4)	(117)
Change in cash and cash equivalents	(24,414)	—	(24,414)
Cash and cash equivalents, beginning of period	42,373	—	42,373
Cash and cash equivalents, end of period	$17,959	$—	$17,959

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements of Colt Defense and Colt Finance (collectively, the “Company”, or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three months ended March 30, 2014 and March 31, 2013 have been included.  The financial information included in this quarterly report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2013. The consolidated balance sheet dated December 31, 2013 included in this quarterly report on Form 10-Q/A has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

Unaudited Pro Forma
Three Months Ended
March 31, 2013
Net sales	$81,813
Net income	5,605

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

Note 5            Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $58 and $78 at March 30, 2014 and December 31, 2013, respectively.

Note 6            Inventories

The following table sets forth a summary of inventories, net of reserves at the lower of cost or market:

	March 30, 2014	December 31, 2013
	(As Revised)
Raw materials	$47,165	$43,469
Work in process	12,570	9,476
Finished products	17,339	13,729
	$77,074	$66,674

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

The outstanding loan balances at March 30, 2014 and December 31, 2013 were as follows:

	March 30, 2014	December 31, 2013
Senior Notes	$248,092	$247,984
Term Loan	47,031	46,833
Credit Agreement	—	7,083
Total debt	295,123	301,900
Less: current portion	(5,000)	(12,083)
Long-term debt	$290,123	$289,817

Long-term debt was recorded net of unamortized original issue and debt discounts of $3,627 at March 30, 2014 and $3,932 at December 31, 2013.

	Three Months Ended
	March 30, 2014	March 31, 2013
Amortization of discount	$305	$104
Amortization of deferred financing costs	606	414

Note 10   Accrued Expenses

Accrued expenses consisted of:

	March 30, 2014	December 31, 2013
	(As Revised)	(As Restated)
Accrued compensation and benefits	$5,105	$7,154
Accrued contract obligation expense	1,133	1,194
Accrued federal, excise and other taxes	4,110	4,902
Accrued interest	9,583	2,879
Accrued commissions	1,232	929
Other accrued expenses	5,891	5,100
	$27,054	$22,158

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

Pension expense for the New Colt plans is included in the amounts below from the Merger Date.

The components of income recognized in the Company’s Consolidated Statements of Operations for pension plans are as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
		(As Revised)
Service cost	$—	$—
Interest cost	379	273
Expected return on assets	(494)	(365)
Amortization of unrecognized loss	66	105
Net periodic (income)	$(49)	$13

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

During the year ended December 31, 2013, as restated, the Company recorded a contract obligation expense of $3,381, an M240 Program contract modification of $6,820 (reduction of net sales), for an aggregate reduction in gross profit of $10,201 related to the Company’s M240 Program with the U.S. Government.  The M240 Program contract obligation expense and the M240 Program contract modification, relate to estimated costs (contract obligation expense) to retrofit products previously sold to the U.S.

Government as well as the incorporation of changes into the Company’s M240 Program product design and production processes and the reduced funding of (contract modification) the M240 Program.

During the first quarter of 2014 the Company, based on additional available information, continually assessed the M240 Program accruals and determined that an incremental $311 of M240 Program contract obligation expense was required. The expense recorded was based on the Company’s best estimate of the costs to satisfy the obligation given a range of possible outcomes.  The Company believes the actual costs to satisfy this obligation may vary from the original estimate.

As of March 30, 2014 and December 31, 2013, the Company had the following amounts included in the consolidated balance sheets related to the M240 Program:

	March 30, 2014	December 31, 2013
	(As Revised)	(As Restated)
Inventory Reserves	$453	$639
Accrued Contract Obligation	$1,133	$1,194
Customer Advances and Deferred Income	$6,820	$6,820
Other Long-Term Liabilities	$—	$—

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

In 2011, New Colt entered into a twelve year agreement with Osceola County in Florida to lease a 16,000 square foot facility in Kissimmee, Florida. This facility was renovated by the County at their cost and the building was made available for occupancy during 2012. There are no lease payments due during the initial five years of the lease and the annual cost of the lease will be $108 per year with the lease expiring on January 15, 2023. The lease expense is being accounted for on a straight-line basis, with an annual charge of $78 being incurred over the term of the lease. At March 30, 2014 and December 31, 2013, deferred lease expense was $56 and $36, respectively. In connection with the lease, the Company was required to hire a minimum number of employees commencing in 2013. As of March 30, 2014, the Company had not occupied the Florida facility and had not hired any employees.  The Company has accrued a contractual penalty of $63 and $50 at March 30, 2014 and December 31, 2013, respectively, for not meeting the minimum hiring requirement.  In addition, the State of Florida contributed $250 of funds to the County to assist with the cost of the renovations.  In conjunction with the Florida lease, the Company entered into a quick action closing fund agreement, as amended, with the state of Florida which requires the Company to make a minimum capital investment of $2,500 by December 31, 2015, of which $181 had been made through both March 30, 2014 and December 31, 2013, respectively.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(As Revised)	(As Revised)
Statement of Operations Data:
Net income (loss)	$(7,946)	$5,129
Income tax (benefit) expense	(86)	681
Depreciation and amortization (i)	2,289	1,162
Interest expense, net	7,684	5,994
Sciens fees and expenses (ii)	250	108
Contract obligation expense add back (iii)	311	—
Business development costs (iv)	500	75
Severance costs (v)	145	—
Other income, net (vi)	(71)	(345)
Adjusted EBITDA	$3,076	$12,804

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

Note 20   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2012	$825	$(17,399)	$2,733	$(13,841)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(43)	176	—	133
Currency translation	—	—	(577)	(577)
Net current period other comprehensive income	(43)	176	(577)	(444)
Balance, March 31, 2013	$782	$(17,223)	$2,156	$(14,285)

Balance, December 31, 2013	$653	$(10,836)	$843	$(9,340)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(43)	90	—	47
Currency translation	—	—	(938)	(938)
Net current period other comprehensive income	(43)	90	(938)	(891)
Balance, March 30, 2014	$610	$(10,746)	$(95)	$(10,231)

Amounts are on a before-tax basis.

Note 21   Subsequent Events

Union Contract

On March 30, 2014, Colt Defense through its domestic operating subsidiary Colt’s Manufacturing reached tentative agreement with UAW Local 376 for a new five year contract covering approximately 529 employees, which was ratified by the union membership on March 31, 2014.  The new contract will be in effect from April 1, 2014 through March 31, 2019.

Workforce Reduction

During the second quarter of 2014, the Company initiated actions which resulted in a workforce reduction of 24 salaried employees and 64 hourly employees. The severance expenses for the 24 salaried employees will be recorded in the second quarter and amounted to $0.4 million. The Company is in the process of determining the severance costs for the hourly employees.

Going Concern Uncertainty Disclosure

The Company’s financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced liquidity challenges as a result of several business trends including the continued decline in market demand for the Company’s commercial modern sporting rifle (“MSR”), declines in demand for the Company’s commercial handguns and delays in anticipated timing of U.S. Government and certain international sales.  These business trends will continue to adversely impact the Company’s operations. These factors have materially affected the Company’s liquidity, including its ability to repay existing indebtedness as it becomes due and to meet other current obligations, including, as discussed below, the probability that the Company will not be able to make its May 15, 2015 Senior Notes interest payment prior to the grace period deadline of June 14, 2015.  As of May 29, 2015 we have not made our Senior Notes interest payment due May 15, 2015.  In addition, the Company is also not in compliance under the Indenture governing its Senior Notes because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or its Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2015. In the event that the Company receives a notice from the trustee under the Indenture governing our Senior Notes or holders of at least 25% of the aggregate principal amount of its Senior Notes and does not cure such non-compliance within 60 days from the receipt of such notice, the principal and accrued and unpaid interest on its outstanding Senior Notes may be accelerated.  As of May 29, 2015 the Company has not received such notice. The Company is otherwise in compliance with financial and other covenants contained in its existing debt agreements, but it may not be able to maintain compliance with such financial and other covenants in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to mitigate the business risk associated with the Company’s increased liquidity challenges include: (i) seeking revenue growth across all sales channels, (ii) executing initiatives designed to optimize the Company’s performance and reduce costs, (iii) managing inventory levels for positive cash flow, (iv) working closely with U.S. Government regulators to obtain timely approval of international sales and (v) seeking ways to restructure the Company’s unsecured debt to reduce overall debt service costs.  There can be no assurance of the Company’s success in these efforts.  In conjunction with the Company’s plan to restructure its unsecured debt, the Company announced on April 14, 2015 that it has commenced an exchange offer for its Senior Notes.  See “Restructuring Transaction” below.

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

The MS Term Loan also contained a covenant requiring the Company to deliver audited financial statements within 90 days following each fiscal year, together with an audit opinion that does not contain a “going concern” explanatory paragraph.  The Company entered into Amendment No. 1 to the MS Term Loan on December 16, 2014 waiving the requirement that the consolidated financial statements for the year ended December 31, 2013 does not contain an audit opinion that contains a “going concern” or like qualification or exception in connection with the filing of the 2013 Form 10-K/A.

The Company entered into Amendment No 2 to the MS Term Loan on February 9, 2015 which allows the consolidated financial statements for the years ended December 31, 2013, 2014 and 2015 to contain an audit opinion that contains a “going concern” or like qualification or exception in connection with the filing of the 2013 Form 10-K/A and the 2014 and 2015 Form 10-K.

Refinancing of $33 Million Senior Secured Term Loan Facility

On February 9, 2015, the Company entered into a credit agreement (“Cortland Credit Agreement”) dated as of February 9, 2015 with Cortland Capital Market Services LLC (“Cortland”) as agent, and certain lenders party thereto from time to time.  The Cortland Credit Agreement provides for a term loan of $33.0 million, which includes the arrangement of certain cash collateralized letters of credit in an aggregate face amount of up to $7.0 million.  Under the Cortland Credit Agreement, the Company’s obligations are secured by a first-priority security interest in substantially all of its assets (other than intellectual property), including accounts receivable, inventory and certain other collateral, and a second-priority security interest in its intellectual property. The Cortland Credit Agreement provides for the accrual of interest at a fixed rate of 10% per annum and matures August 15, 2018. The Cortland Credit Agreement limits the Company’s ability to incur additional indebtedness, make certain investments or restricted payments, pay dividends (other than for member distributions to support member LLC-related taxes) and merge, acquire or sell assets.  The Cortland Credit Agreement requires the Company to comply with financial covenants which primarily relate to maintaining a minimum amount of collateral (measured as the sum of cash and cash equivalents, inventory and accounts receivable, each as determined in accordance with the Cortland Credit Agreement) and a minimum amount of inventory.  As of the date of this form 10-Q/A, the Company is in compliance with the minimum collateral and minimum inventory covenants.

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

Restructuring Transaction

On April 14, 2015, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation of its Senior Notes and a solicitation of acceptances to a prepackaged plan of reorganization (the “Prepackaged Plan”). On May 26, 2015 the Company announced an extension of its Exchange Offer and solicitation of acceptances to the Prepackaged Plan until June 2, 2015 as the Company continues its discussions with an ad hoc group of holders of the Senior Notes.

The Exchange Offer will offer the Company’s 10.0% Junior Priority Senior Secured Notes due 2023 (the “New Notes”) and related guarantees for any and all outstanding Senior Notes.  Holders of the Senior Notes will be offered New Notes in the amount of $300, plus accrued and unpaid interest, per $1,000 principal amount of Senior Notes (not in thousands). In addition, holders of the Senior Notes who validly tender their Senior Notes and validly vote to accept the Prepackaged Plan prior to 5:00 p.m., New York City time, on June 2, 2015, will receive an additional consent payment of $50 per $1,000 principal amount of Senior Notes (not in thousands).

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

Revision of Previously Issued Financial Statements

Certain monetary amounts, percentages and other figures included in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” previously disclosed in our Quarterly Report filed on September 15, 2014, have been subject to rounding adjustments in this amended Quarterly Report which we believe are not material.  The rounding adjustments resulted from amending the financial statements included in this amended Quarterly Report to reflect the correction of previously identified out of period errors that were immaterial to the consolidated financial statements individually and in aggregate prior to the discovery of the M240 Program error.  Further, all amounts in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this amended Quarterly Report affected by the restatement of the financial statements for the year ended December 31, 2013 or the revision of the interim financial statements for the first three quarters in the fiscal year ended December 31, 2013 reflect such amount as restated or as revised.  Please refer to the Explanatory Note for further information.

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

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Three Months Ended
	March 30, 2014%		March 31, 2013%
	(As Revised)	(As Revised)	(As Revised)	(As Revised)
Statement of Operations Data:
Net sales	$50,080	100.0%	$63,849	100.0%
Cost of sales	40,386	80.6%	45,112	70.7%
Gross profit	9,694	19.4%	18,737	29.3%

Selling and commissions	4,461	8.9%	3,095	4.8%
Research and development	1,243	2.5%	820	1.3%
General and administrative	3,909	7.8%	3,730	5.8%
	9,613	19.2%	7,645	11.9%
Business development costs	500	1.0%	75	0.1%
Total operating expenses	10,113	20.2%	7,720	12.0%
Operating income	(419)	-0.8%	11,017	17.3%

Other expense (income)
Interest expense	7,684	15.3%	5,994	9.4%
Other income	(71)	-0.1%	(787)	-1.2%
Non operating expenses	7,613	15.2%	5,207	8.2%

Income (loss) before provision for income taxes	(8,032)	-16.0%	5,810	9.1%
Income tax expense (benefit)	(86)	-0.2%	681	1.1%
Net income (loss)	$(7,946)	-15.9%	$5,129	8.0%

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

Cost of Sales/Gross Profit

Cost of sales was $40.4 million for the three months ended March 30, 2014 compared to $45.1 million for the three months ended March 31, 2013, as revised.  Without the acquisition of New Colt, cost of sales for the first quarter of 2014 would have been $27.8 million, or a decrease of $17.3 million. Our cost of sales consists of direct labor and benefits, materials, subcontractor costs and manufacturing overhead, including depreciation and amortization, utilities, and maintenance and repairs.  Gross margin decreased from 29.3% to 19.4% in the comparable quarter of 2013.  The decline in gross margin was driven by a combination of lower international sales, which historically have had higher margins than domestic sales, lower volumes in our manufacturing facilities and, to a lesser extent, sales promotions into the commercial channel. The Company also recorded a contract obligation expense in the first quarter of 2014 which had a 0.6% negative effect on gross margins for the quarter. See Note 16, “Commitments and Contingencies.”

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

On July 12, 2013, in connection with the Merger, the Company entered into the Term Loan, which matures on November 15, 2016. The Term Loan is variable rate and bears interest at a rate of 9.75% plus the greater of the 3-month LIBOR rate or 1%. Interest is payable quarterly in arrears on the first day of the subsequent calendar quarter. Under the Term Loan, the Company’s obligations are secured by a second priority security interest in the assets securing obligations under the Credit Agreement and a first priority security interest in the Company’s intellectual property and a second priority security interest in substantially all other assets.  The Term Loan was issued at a discount of $2.3 million from its principal value of $50.0 million. The Company also incurred $2.1 million in financing fees. The discount and the financing fees are being amortized as additional interest expense over the life of the indebtedness. Principal repayments, which are due quarterly on the last day of each calendar quarter, are as follows ($ in thousands):

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

The increase in the Company’s inventory levels to $77.1 million as of March 30, 2014 from $66.7 million as of December 31, 2013, an $10.4 million increase, is a result of continued softness in the commercial MSR market, inventory on hand to support certain U.S. Government contracts as well as inventory for international orders which can ship only after receipt of required regulatory approval.

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

At March 30, 2014, we had cash and cash equivalents totaling $7.4 million.  We believe that our existing cash balances, Credit Agreement availability and forecasted operating results are sufficient to meet our obligations for the next twelve months.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended March 30, 2014 and March 31, 2013, respectively (dollars in millions):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash provided by (used in) operating activities	$2.5	$(9.0)
Cash (used in) investing activities	(0.6)	(1.3)
Cash (used in) financing activities	(7.1)	(14.0)

Cash Flows Used in Operating Activities

Net cash provided by operating activities for the three months ended March 30, 2014 was $2.5 million, compared to net cash used by operating activities of $9.0 million for the three months ended March 31, 2013.  We had a net loss of $7.9 million in the first three months of 2014 compared to net income of $5.1 million in the first three months of 2013.

During the first three months of 2014, changes in operating assets and liabilities were a $7.3 million source of cash versus a $15.8 million use of cash for the same period in 2013.  In 2014, accounts receivable decreased by $8.6 million, primarily due to lower sales. Accounts payable and accrued expenses increased by $7.0 million in 2014 due to higher accrued interest because of the timing of payments due.  In 2014, inventories increased by $10.7 million (excluding the effects of changes in foreign exchange rates on Canadian inventory) due to first quarter softness in the commercial MSR market and increased inventory levels necessary to support U.S. Government contracts and international sales orders.

During the first three months of 2013, we used $15.8 million of cash to fund changes in operating assets and liabilities. In the first quarter of 2013, we used $15.6 million to fund an increase in accounts receivable, primarily due to a large international shipment in late March. Increasing sales volume drove a $6.2 million increase in inventory. This use of cash was partially offset by a $7.2 million increase in accounts payable and accrued expenses, which was mainly due to a volume-related increase in accounts payable and additional accrued interest on our debt due to the timing of our semi-annual payments.

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.6 million for the first three months of 2014 and $1.3 million for the first three months of 2013. Cash used was primarily for capital expenditures in both periods. In 2014, capital expenditures were primarily for capacity expansion. In 2013, capital expenditures were primarily for new product production and capacity expansion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1	Certification of Dennis R. Veilleux pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott B. Flaherty pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dennis R. Veilleux and Scott B. Flaherty pursuant to 18 U.S.C Section 1350*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Notes to Exhibits List:

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 29th day of May, 2015.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer