Form 10-Q/A
period 2014-06-29
Colt Defense LLC; Colt Finance Corp.
filed 2015-05-29
CIK 1508677, 1512369

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

EXPLANATORY NOTE

In this amended Quarterly Report on Form 10-Q/A for the quarter ended June 29, 2014 we are (a) responding to Securities and Exchange Commission (the “SEC”) comments on our second quarter 2014 Form 10-Q (“Quarterly Report”) filed September 15, 2014 to (i) include certifications under Section 906 of the Sarbanes-Oxley Act and (ii) update our certifications under Section 302 of the Sarbanes-Oxley Act to include internal control over financial reporting language in the introductory portion of paragraph 4 as well as paragraph 4(b) and (b) updating Item 4 “Controls and Procedures” of this amended Quarterly Report.  In connection with our response to SEC comments and the refiling of this Quarterly Report we have included language in Note 21 “Subsequent Events” with respect to our current liquidity position and ability to continue as a going concern. In addition to the changes noted above, we have revised our disclosure in Part I, Item 1: Financial Statements, Note 17 “Segment Information” as the Company identified an internal consistency error in its table reconciling Adjusted EBITDA to Net income (loss) in its Quarterly Report.  As previously disclosed in our Form 8-K filing on February 10, 2015, the table incorrectly disclosed Net income (loss) (in thousands of dollars) as $12,589 and $12,535 for the three and six months ended June 29, 2014, respectively.  The table now reflects the appropriate Net income (loss) (in thousands of dollars) of ($12,589) and ($20,535) for the three and six months ended June 29, 2014, respectively.  The error did not impact the actual amount of Adjusted EBITDA reported in the original Form 10-Q for the quarter ended June 29, 2014.  (See Note 17 “Segment Information”). In addition, the Company identified an error in its Consolidated Statement of Changes in Cash Flows for the six months ended June 29, 2014.  To correct for such error, the Company has revised the Statement of Changes in Cash Flows to correct for the $196 (in thousands of dollars) misclassification between depreciation and amortization and purchases of property and equipment.  (See Note 2 “Summary of Significant Accounting Policies”).  The impact of correcting the error is an increase in cash used in operations and a decrease in cash used in investing activities of $196 (in thousands of dollars).  In conjunction with the correction, the Company updated its disclosures in Note 17 and Part I, Item 2 : Managements Discussion and Analysis of Financial Condition and Results of Operations — Cash Flows to reflect the change.  We do not consider the disclosure revisions or cash flow error to be material.  As previously disclosed in our Form 10-Q/A for the period ended September 28, 2014, as filed December 2, 2014, we revised our disclosure with respect to our inventory reserves related to the M240 Program as of December 31, 2013 from $206 to $639 (in thousands of dollars). This Quarterly Report also includes updates to reflect certain monetary amounts, percentages and other figures that have been subject to rounding adjustments in the notes to the financial statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which updates we believe are not material.

This explanatory note is an integral part of this Form 10-Q/A. Except as described above, this amended Quarterly Report does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing.  As such, this amended Quarterly Report speaks only as of the date the original filing was filed, and the Registrants have not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events.  Accordingly this amended Quarterly Report should be read in conjunction with the Registrants’ filings made with the SEC subsequent to the filing of the original filing, including any amendment to those filings.

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

Colt Defense LLC and Subsidiaries

Consolidated Statements of Changes in Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	June 29, 2014	June 30, 2013
	(As Revised)	(As Revised)
Operating Activities
Net income (loss)	$(20,535)	$9,516
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,649	2,368
Amortization of financing fees	1,211	828
Amortization of debt discount	613	206
Postretirement health plan curtailment	(98)	—
Deferred income taxes	(119)	15
Other non-cash items	19	(17)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,407	(11,836)
Inventories	(8,856)	(11,148)
Prepaid expenses and other current assets	2,174	(510)
Accounts payable and accrued expenses	801	1,922
Accrued pension and retirement liabilities	(378)	(546)
Customer advances and deferred income	(1,544)	(577)
Other	988	96
Net cash used in operating activities	(14,668)	(9,683)
Investing Activities
Purchases of property and equipment	(1,345)	(3,260)
Change in restricted cash	—	5
Net cash used in investing activities	(1,345)	(3,255)
Financing Activities
Repayments of long-term debt	(625)	—
Line of credit advances	13,500	74
Line of credit repayments	(7,083)	—
Purchase of common units	—	(14,000)
Distributions paid to members	(683)	(1,357)
Net cash provided by (used in) financing activities	5,109	(15,283)
Effect of exchange rates on cash and cash equivalents	508	(543)
Change in cash and cash equivalents	(10,396)	(28,764)
Cash and cash equivalents, beginning of period	12,594	42,373
Cash and cash equivalents, end of period	$2,198	$13,609

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,468	$11,401
Cash paid for income taxes	576	586
Non-cash consideration for sale of equipment	—	7
Accrued purchases of fixed assets	126	42
Accrued distribution to members	13	3,508

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

Note 2  Summary of Significant Accounting Policies

Restatement of Previously Issued Consolidated Financial Statements

In the Company’s 2013 Annual Report on Form 10-K/A filed September 15, 2014, it restated its previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”).  The Company also revised the unaudited interim financial statements for the first quarter of the fiscal year ended December 31, 2014, first three quarters in the fiscal year ended December 31, 2013 and the fourth quarter in the fiscal year ended December 31, 2012 (the “Revised Periods”).

The restatement is the result of the Company’s correction of a financial statement error attributable to the lack of recognition of the impact of a contract modification related to the M240 Program for the U.S. Government in the Company’s fourth quarter 2013 results.  There was no impact to the Company’s net sales or cost of sales in the three and six month periods ended June 30, 2013 related to the M240 Program error.  In conjunction with the correction of the M240 Program error, other previously identified, immaterial out-of-period adjustments were also adjusted to be reflected in the proper period, along with the reclassification of business development expenses from other expense (income) to operating income.  Correction of these previously recorded, immaterial out-of-period adjustments had the combined effect on the consolidated statements of operations for the three and six month periods ended June 30, 2013 of increasing net income by $229 and $288, respectively.

The impacts of correcting the previously recorded, immaterial out-of-period adjustments and the reclassification of business development expenses for the three and six month periods ended June 30, 2013 were as follows (“in thousands”):

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

In addition, the Company identified an error in its Consolidated Statement of Changes in Cash Flows for the six months ended June 29, 2014. To correct for such error, the Company has revised the Statement of Changes in Cash Flows to correct for the $196 misclassification between depreciation and amortization and purchases of property and equipment. The impact of correcting the error is an increase in cash used in operations and a decrease in cash used in investing activities of $196. The impact of the error was not material to the previously issued financial statements.

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

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2013
			As Revised
	As		in this Quarterly
	Previously		Report on
	Reported	Adjustments	Form 10-Q

Net income (loss)	$9,228	$288	$9,516

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	(1,597)	(14)	(1,611)

Pension and postretirement benefit liabilities:
Other comprehensive income (loss) arising during the period	—	—	—
Reclassification adjustment for unrecognized prior service costs and unrecognized loss included in net income (loss)	250	—	250
	250	—	250

Comprehensive income (loss)	$7,881	$274	$8,155

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

Basis of Accounting and Consolidation

The accompanying unaudited consolidated financial statements of Colt Defense and Colt Finance (collectively, the “Company”, or “Colt”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position, results of operations and cash flows for the three and six months ended June 29, 2014 and June 30, 2013, as revised, have been included.  The financial information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, as restated. The consolidated balance sheet dated December 31, 2013, as restated, included in this Quarterly Report on Form 10-Q/A has been derived from the audited consolidated financial statements at that time, but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

On March 22, 2013, the Company entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, WFCF consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q/A.

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

During the year ended December 31, 2013, as restated, the Company recorded a contract obligation expense of $3,381, an M240 Program contract modification of $6,820 (reduction of net sales), for an aggregate reduction in gross profit of $10,201 related to the Company’s M240 Program with the U.S. Government.  The M240 Program contract obligation expense and the M240 Program contract modification, relate to estimated costs (contract obligation expense) to retrofit products previously sold to the U.S. Government as well as the incorporation of changes into the Company’s M240 Program product design and production processes and the reduced funding of (contract modification) the M240 Program.  During the second quarter of 2014, based on additional available information, the Company reassessed the M240 Program accruals and determined that an incremental $4,779 M240 Program contract obligation expense was required.  The second quarter expense related to $1,997 of inventory reserves and $2,782 of incremental costs related to M240 Program.  The incremental contract obligation expense recorded was based on the Company’s best estimate of the costs to satisfy the M240 Program obligations given a range of possible outcomes.  The Company believes that actual costs to satisfy this obligation may vary significantly from this revised estimate.  As of June 29, 2014 and December 31, 2013, as restated, the Company had inventory reserves of $1,619 and $639, as revised, accrued contract obligation expenses of $3,550 and $1,194, of which $1,139 and $0 is included in other long-term liabilities, and deferred income of $6,820 and $6,820, respectively, included on the consolidated balance sheets related to the M240 Program.  The Company expects to deliver new M240 units to the U.S. Government related to the contract modification and complete the retrofit of previously delivered units within the next twelve months, and accordingly; both the M240 Program accrued contract obligation and deferred revenue have been classified as current liabilities in the consolidated balance sheets. The Company revised its disclosure with respect to the Company’s inventory reserves related to the M240 Program as of December 31, 2013 from $206 to $639. The Company does not consider the revision of this disclosure material.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Statement of Operations Data:	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(As Revised)	(As Revised)	(As Revised)	(As Revised)
Net income (loss)	$(12,589)	$4,387	$(20,535)	$9,516
Income tax (benefit) expense	19	78	(67)	759
Depreciation and amortization (i)	2,369	1,206	4,649	2,368
Interest expense, net	7,859	6,069	15,543	12,063
Sciens fees and expenses (ii)	250	108	500	216
Transaction costs (iii)	—	416	—	416
Restructuring costs (iv)	(76)	—	(76)	—
M240 Program contract obligation expense (v)	4,779	—	5,090	—
Business development costs (vi)	9	169	509	244
Severance costs (vii)	382	—	527	—
Other (income)/expense, net (viii)	(42)	(199)	(113)	(590)
Adjusted EBITDA	$2,960	$12,234	$6,027	$24,992

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

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Revised)		(As Revised)
Long guns	$15,870	$53,599	$40,307	$105,870
Handguns	18,570	1,260	33,890	2,521
Spares and other	15,193	9,353	25,516	19,670
Total	$49,633	$64,212	$99,713	$128,061

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

Note 18   Concentration of risk

Accounts Receivable

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivable.  At June 29, 2014, the two largest individual trade receivable balances accounted for 23% and 19% of total accounts receivable, respectively.  At December 31, 2013, the two largest individual trade receivable balances accounted for 28% and 18% of total accounts receivable, respectively.

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

Note 20   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Unrecognized		Foreign
	Prior Service	Unrecognized	Currency
	Cost	Loss	Translation	Total
Balance, December 31, 2012	$825	$(17,399)	$2,732	$(13,842)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	(86)	336	—	250
Currency translation	—	—	(1,611)	(1,611)
Net current period other comprehensive income	(86)	336	(1,611)	(1,361)
Balance, June 30, 2013	$739	$(17,063)	$1,121	$(15,203)

Balance, December 31, 2013	$653	$(10,836)	$843	(9,340)
Other comprehensive income before reclassifications	(97)	(1,453)	—	(1,550)
Amounts reclassified from accumulated other comprehensive income	(76)	159	—	83
Currency translation	—	—	(140)	(140)
Net current period other comprehensive income	(173)	(1,294)	(140)	(1,607)
Balance, June 29, 2014	$480	$(12,130)	$703	$(10,947)

Amounts are on a before-tax basis.

Note 21   Subsequent Event

Employment Matters

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

The Company entered into Amendment No. 1 to the MS Term Loan on December 16, 2014 waiving the requirement that the consolidated financial statements for the year ended December 31, 2013 does not contain an audit opinion that contains a “going concern” or like qualification or exception in connection with the filing of its 2013 Form 10-K/A.

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

Restructuring Transaction

On April 14, 2015, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation of its Senior Notes and a solicitation of acceptances to a prepackaged plan of reorganization (the “Prepackaged Plan”).  On May 26, 2015 the Company announced an extension of our Exchange Offer and solicitation of acceptances to the Prepackaged Plan until June 2, 2015 as the Company is in discussions with an ad hoc group of holders of the Senior Notes.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, in our 2013 Annual Report on Form 10-K/A, we restated our previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”) and revised the unaudited interim financial statements for the first three quarters in the fiscal year ended December 31, 2013 (the “Revised Periods”).

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

All amounts in this Quarterly Report on Form 10-Q/A affected by the restatement or revision reflect such amounts as restated or as revised. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the quarter ended June 29, 2014 resulting from the restatement is set forth in Note 2 to the Notes to Consolidated Financial Statements. Our Quarterly Reports on Form 10-Q for subsequent periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. See Note 2 of the Notes to Consolidated Financial Statements for further detail.

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

We operate from facilities located in West Hartford, Connecticut and Kitchener, Ontario, Canada.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of total net sales for the periods presented ($ in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2014%		June 30, 2013%		June 29, 2014%		June 30, 2013%
			(As Revised)	(As Revised)			(As Revised)	(As Revised)
Data:
Net sales	$49,633	100.0%	$64,212	100.0%	$99,713	100.0%	$128,061	100.0%
Cost of sales	44,640	89.9%	45,830	71.4%	85,026	85.3%	90,942	71.0%
Gross profit	4,993	10.1%	18,382	28.6%	14,687	14.7%	37,119	29.0%

Selling and commissions	4,620	9.3%	3,452	5.4%	9,081	9.1%	6,547	5.1%
Research and development	1,392	2.8%	1,481	2.3%	2,635	2.6%	2,301	1.8%
General and administrative	3,801	7.7%	3,015	4.7%	7,710	7.8%	6,745	5.3%
Business development	9	0.0%	169	0.3%	509	0.5%	244	0.2%
Certain transaction costs	—	0.0%	416	0.6%	—	0.0%	416	0.3%
Restructuring costs	(76)	-0.2%	—	0.0%	(76)	-0.1%	—	0.0%
Total operating expenses	9,746	19.6%	8,533	13.3%	19,859	19.9%	16,253	12.7%
Operating income	(4,753)	-9.5%	9,849	15.3%	(5,172)	-5.2%	20,866	16.3%

Other expense (income)
Interest expense	7,859	15.8%	6,069	9.5%	15,543	15.6%	12,063	9.4%
Other expense (income), net	(42)	-0.1%	(685)	-1.1%	(113)	-0.1%	(1,472)	-1.1%
Non operating expenses	7,817	15.7%	5,384	8.4%	15,430	15.5%	10,591	8.3%

Income (loss) before provision for income taxes	(12,570)	-25.2%	4,465	6.9%	(20,602)	-20.7%	10,275	8.0%
Income tax expense (benefit)	19	0.0%	78	0.1%	(67)	-0.1%	759	0.6%
Net income (loss)	$(12,589)	-25.2%	$4,387	6.8%	$(20,535)	-20.6%	$9,516	7.4%

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

Net Sales

The following table shows net sales for the three months and six months ended June 29, 2014 and June 30, 2013, as revised, respectively, by product category ($ in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
		(As Revised)	(As Revised)		(As Revised)	(As Revised)
Long guns	$15,870	$53,599	-70.4%	$40,307	$105,870	-61.9%
Handguns	18,570	1,260	1,373.7%	33,890	2,521	1,244.3%
Spares and other	15,193	9,353	62.4%	25,516	19,670	29.7%
Total	$49,633	$64,212	-22.7%	$99,713	$128,061	-22.1%

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

On March 22, 2013, we entered into Amendment No. 2 to the Credit Agreement, whereby, among other things, Wells Fargo Capital Finance, LLC (“WFCF”), under the Credit Agreement, consented to the transaction pursuant to the Unit Repurchase Agreement. For additional information about this transaction, see Note 13, “Accumulated Deficit” in this Form 10-Q/A.

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

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 29, 2014 and June 30, 2013, respectively (dollars in millions):

	Six Months Ended
	June 29, 2014	June 30, 2013
	(As Revised)	(As Revised)
Cash used in operating activities	$(14.7)	$(9.7)
Cash used in investing activities	(1.3)	(3.3)
Cash used in financing activities	5.1	(15.3)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 29, 2014 was $14.7 million, as revised, compared to net cash used by operating activities of $9.7 million for the six months ended June 30, 2013, as revised.  We had a net loss of $20.5 million in the first six months of 2014 compared to net income of $9.5 million in the first six months of 2013, as revised.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.3 million, as revised, for the first six months of 2014 and $3.3 million for the first six months of 2013. Cash used was primarily for capital expenditures in both periods. In 2014, capital expenditures were primarily for capacity expansion. In 2013, capital expenditures were primarily for new product production and capacity expansion.

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

Based on their evaluation, as of the end of the period covered by this Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Contract Accounting

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

Financial Reporting and Disclosure

We did not maintain effective controls over financial reporting.  Specifically, we did not appropriately review our financial statements and ensure completeness of our required disclosures which impacted the accuracy of our financial statements. This control deficiency resulted in errors to the self-insurance disclosure included in the Company’s consolidated financial statements for the year ended December 31, 2013, errors to the inventory and  Adjusted EBITDA disclosures and the statement of cash flows for the quarter ended June 29, 2014  and errors to the statement of cash flows for the quarter ended September 28, 2014. As a result of these errors, the effected financial statements have been revised.  Additionally, this control deficiency could result in misstatements that would result in a material misstatement of the Company’s annual or interim financial statements that will not be prevented or detected on a timely basis.

Remediation Plan

Management has been and continues to be actively engaged in developing a remediation plan to address the above material weakness.  The remediation efforts that have been completed or are in progress or expected to be implemented include the following:

•     We have reviewed our Securities and Exchange Commission filings for the fiscal periods ended December 31, 2013, March 30, 2014 and June 29, 2014 to ensure all financial statements and financial statement disclosures are appropriately stated and internally consistent within each filing;

•     We have reviewed our financial statement support to ensure all financial statements and financial statement disclosures are adequately supported and consistent; and

•     We have engaged the services of an outside consulting firm to assist with an independent review and tie-out of our financial statements and financial statement disclosures.

We believe that the controls that we have implemented will improve the effectiveness of our internal control over financial statement preparation.  However, all deficiencies have not been remediated as of the date of this filing. The material weakness will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to adequately demonstrate their effectiveness.  As management continues to evaluate and work to improve our internal control over financial statement preparation, management may decide to take additional measures to address the material weakness or to supplement or modify certain of the remediation measures described above.

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

Item 6. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q/A as filed with the Securities and Exchange Commission and those incorporated by reference to other fillings.

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

Notes to Exhibits List:

*                                         Filed electronically herewith

**                                  Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2014 and June 30, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2014 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 29, 2014 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 290, 2014 and June 30, 2013 and (iv) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in West Hartford, Connecticut, on the 29th day of May, 2015.

COLT DEFENSE LLC
COLT FINANCE CORP.
By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Senior Vice President and Chief Financial Officer